Form 10QSB
period 1999-09-30
BLACK STALLION MANAGEMENT INC
filed 1999-11-15
CIK 1090052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____ to ______.

Commission file number: 0-26755

                        Black Stallion Management, Inc.
                       ---------------------------------
               (Name of Small Business Issuer in Its Charter)


                 Nevada                            88-0409147
                --------                          ------------
       (State or Other Jurisdiction of          (I.R.S. Employer
       Incorporation or Organization)          Identification No.)

            7432 South Carling Circle, Salt Lake City, Utah 84121
        -------------------------------------------------------------
             (Address of Principal Executive Offices)(Zip Code)

                                 801-944-0701
                                --------------
               (Issuer's Telephone Number, Including Area Code)

Securities to be registered under Section 12(b) of the Exchange Act:

Title of Each Class:  None
                     ------
Name of each exchange on which registered:  N/A
                                           -----
Securities to be registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.001 par value
                       --------------------------------
                               (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   [X] Yes     [ ] No

     The number of shares outstanding of the Company's common stock ($0.001 par value), as of November 10, 1999, was 2,200,000 shares.


                                 Total of Sequentially Numbered Pages:    11

                              TABLE OF CONTENTS


                                   PART I

ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . . . . 3



                                  PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . 4

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                                    PART I

------------------------------------------------------------------------------
ITEM 1.   FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     The Company's unaudited financial statements which are attached hereto beginning on page F-1 include: a) Balance Sheet - September 30, 1999; b) Statements of Operations - Three Months Ended September 30, 1999 and 1998, and Inception to September 30, 1999; c) Statements of Stockholders' Equity Inception to September 30, 1999; d) Statements of Cash Flows - Three Months Ended August 31,1999 and 1998, and Inception to September 30, 1999; e) Notes to Consolidated Financial Statements.

     In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


------------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------------------

Results of Operations

Three Month Periods Ended September 30, 1999 and 1998

     The Company had no revenue from continuing operations for the three-month periods ended September 30, 1999 and 1998.

     General and administrative expenses for the three month period ended September 30, 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $3,226 for the three month period ended September 30, 1999. There were no such costs for the comparable period in 1998.

     Interest expense in the three month period ended September 30, 1999, was $152 on a note payable to a third party in the principal amount of $5,500 due March 31, 2000. There was no interest expense during the comparable period in 1998.

     As a result of the foregoing factors, the Company realized a net loss of $3,378 for the three months ended September 30, 1999, as compared to no gain or loss for the same period in 1998.


Liquidity and Capital Resources

     At September 30, 1999, the Company had a working capital deficit of $4,341. The Company's cash in the amount of $1,434 resulted from a loan from a related party, which bears interest at the rate of 10% per annum and is due March 31, 2000. The funds were loaned to the Company to fund its revival and finance its becoming a reporting company under the Securities Exchange Act of 1934. Management believes that the Company has sufficient cash to meet its anticipated needs through at least the first calendar quarter of 2000.

However, there can be no assurances to that effect, as the Company has no revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires. If the Company is unable to participate in a business venture, it may require additional capital to continue its search for a business venture and avoid dissolution. In this event, it is anticipated that the Company will seek extension of its note payable, as well as additional debt or equity financing. The holder of the note payable has verbally committed to provide these considerations for a term of at least twenty-four (24) months from May 31, 1999, or until the Company acquires or establishes active business operations.


                                    PART II

------------------------------------------------------------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

(a) Exhibits. There are no exhibits required, by Item 601 of Regulation S-B, to be attached to this Form 10-QSB. Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended September 30, 1999 (Exhibit Reference No. 27).

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized, this 10th day of November, 1999.

                                 Black Stallion Management, Inc.

                                  /s/    Kari Cunningham
                                 -------------------------------------
                                 Kari Cunningham, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


    /s/    Kari Cunningham                     Date: November 10, 1999
-------------------------------------
Kari Cunningham, President, Secretary, Treasurer and Director

                          Black Stallion Management, Inc.
                         (A Development Stage Company)
                            Unaudited Balance Sheet


                                    ASSETS
                                   --------
                                                     September 30,
                                                         1999
                                                      -----------

CURRENT ASSETS

  Cash                                              $     1,434
                                                      -----------
  Total Current Assets                                    1,434
                                                      -----------
TOTAL ASSETS                                        $     1,434
                                                      ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                    --------------------------------------
CURRENT LIABILITIES

  Note payable - (Note 5)                           $     5,500
  Accrued interest - (Note 5)                       $       275
                                                      -----------
  Total Current Liabilities                               5,775
                                                      -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value,
  5,000,000 shares authorized, -0- shares
  issued and outstanding                                   --

  Common stock, $0.001 par value,
  25,000,000 shares authorized, 2,200,000
  issued and outstanding                                  2,200

  Deficit accumulated during the development stage       (6,541)
                                                      -----------
  Total Stockholders' equity (Deficit)                   (4,341)
                                                      -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $     1,434
                                                      ===========





  The accompanying notes are an integral part of these financial statements

                          Black Stallion Management, Inc.
                          (A Development Stage Company)
                        Unaudited Statements of Operations


                                                                   From
                                                               inception on
                                                For the          July 10,
                                          Three Month Ended    1996 Through
                                              September 30,    September 30,
                                           1999        1998        1999
                                        ----------  ----------  ----------

NET SALES                               $   --      $   --      $   --
                                        ----------  ----------  ----------
COST OF SALES                               --          --          --
                                        ----------  ----------  ----------
GROSS MARGIN                                --          --          --
                                        ----------  ----------  ----------
EXPENSES

  General and administrative               3,226        --         6,266
                                        ----------  ----------  ----------
  Interest expense                           152        --           275
                                        ----------  ----------  ----------
  Total Expenses                           3,378        --         6,541
                                        ----------  ----------  ----------
LOSS FROM OPERATIONS                    $ (3,378)   $   --      $ (6,541)
                                        ----------  ----------  ----------

NET LOSS                                $ (3,378)   $   --      $ (6,541)
                                        ==========  ==========  ==========
BASIC LOSS PER SHARE                       (0.00)      (0.00)
                                        ==========  ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                   2,200,000   2,200,000
                                        ==========  ==========



  The accompanying notes are an integral part of these financial statements

                          Black Stallion Management, Inc.
                           (A Development Stage Company)
             Unaudited Statements of Stockholders' Equity (Deficit) From Inception on July 10, 1996 through September 30, 1999



                                                                     Deficit
                                                                   Accumulated
                     Preferred Stock          Common Stock          During the
                   ------------------  --------------------------  Development
                     Shares    Amount     Shares      Amount          Stage
                   ----------  ------  -----------  -------------  -----------

Balance, at inception
on July 10, 1996        --       --           --            --     $     --

Issuance of common
stock for services at
$0.001 per share        --       --     2,200,000         2,200          --

Net loss from
Inception on July 10,
1996 through June 30,
1997                    --       --           --            --        (2,200)
                   ----------  ------  -----------  -------------  -----------
Balance, June 30,
1997                    --       --     2,200,000         2,200    $  (2,200)

Net loss for the year
ended June 30, 1998     --       --           --            --        (2,200)
                   ----------  ------  -----------  -------------  -----------
Balance, June 30,
1998                    --       --     2,200,000         2,200    $  (2,200)

Net loss for the year
ended June 30, 1999     --       --           --            --          (963)
                   ----------  ------  -----------  -------------  -----------
Balance, June 30,
1999                    --       --     2,200,000         2,200    $  (3,163)

Net loss for the
quarter ended September
30, 1999                --       --           --            --        (3,378)
                   ----------  ------  -----------  -------------  -----------
Balance, September 30,
1999                    --       --     2,200,000         2,200    $  (6,541)
                   ==========  ======  ===========  =============  ===========



  The accompanying notes are an integral part of these financial statements

                          Black Stallion Management, Inc.
                          (A Development Stage Company)
                        Unaudited Statements of Cash Flows


                                                                    From
                                                                inception on
                                               For the            July 10,
                                          Three Month Ended     1996 Through
                                            September 30,       September 30,
                                           1999        1998         1999
                                        ----------  ----------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                              $ (3,378)   $   --      $ (6,541)
  Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Common stock issued for services          --          --         2,200
  Accrued Interest                           152                     275
                                        ----------  ----------  ------------
  Net Cash Used by Operating
  Activities                              (3,226)                 (4,066)
                                        ----------  ----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES        --          --          --
                                        ----------  ----------  ------------
CASH FLOWS FORM FINANCING ACTIVITIES

  Proceeds from note payable                --          --         5,500
                                        ----------  ----------  ------------
  Net Cash Provided by Financing
  Activities                                --          --         5,500
                                        ----------  ----------  ------------
NET INCREASE (DECREASE) IN CASH            (3,226)      --         1,434

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       4,660       --          --
                                        ----------  ----------  ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $   1,434   $   --      $  1,434
                                        ==========  ==========  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                         $   --      $   --      $   --
  Income taxes paid                     $   --      $   --      $   --

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services      $   --      $   --      $  2,200



  The accompanying notes are an integral part of these financial statements

                          Black Stallion Management, Inc.
                           (A Development Stage Company)
                  Notes to the Unaudited Financial Statements
                               September 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization: Black Stallion Management, Inc. (the "Company") was organized under the laws of the State of Nevada on July 10, 1996. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is seeking potential business ventures. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Accounting Method: The financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year end.

     Organization Costs: Organization costs, which reflect amounts expended to organize the Company, amounted to $2,200 and were expensed during the period ended June 30, 1997.

     Loss Per Share: The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

     Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

     Recently Enacted Accounting Standards:   SFAS No. 130, "Reporting
     Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 134, "Accounting for Mortgage-Backed Securities " were recently issued. SFAS No. 130, 131, 132, 133 and 134 have no current applicability to the Company or their effect on the financial statements would not have been significant.


 NOTE 2 - NOTE PAYABLE - RELATED PARTY

     As of September 30, 1999, the Company owed a related party $5,500.  The note is due in full on March 31, 2000 and accrues interest at 10% per annum beginning April 1, 1999. As of September 30, 1999, the Company owed accrued interest on this note of $275.00.

                          Black Stallion Management, Inc.
                           (A Development Stage Company)
              Notes to the Unaudited Financial Statements (continued)
                               September 30, 1999


  NOTE 3 - CAPITAL STOCK

     Common Stock - During July, 1996, in connection with its organization, the Company issued 2,200,000 shares of its previously authorized, but unissued common stock. The amount was issued for services rendered at $2,200 (or $.001 per share).

     Forward Stock Split - On March 5, 1999 the Company approved a 100-for-1 forward stock split. The forward stock split is reflected on a retroactive basis.


  NOTE 4 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

     The Company has available at September 30, 1999, unused operating loss carry forwards of approximately $6,500 which may be applied against future taxable income and which expire in various years through 2018.
     The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards the Company has established a valuation allowance equal to the amount of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.


  NOTE 5 - RELATED PARTY TRANSACTIONS

     Management Compensation - During June 1999, the Company paid directors fees of $500 payable to an officer/director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her home as a mailing address, as needed, at no expense to the Company.


  NOTE 6 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the

                          Black Stallion Management, Inc.
                           (A Development Stage Company)
              Notes to the Unaudited Financial Statements (continued)
                               September 30, 1999


     Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.