Form 10QSB
period 1999-12-31
BLACK STALLION MANAGEMENT INC
filed 2000-02-14
CIK 1090052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act
of 1934 for the quarterly period ended December 31, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities
Exchange
Act of 1934 (No fee required) for the transition period from _____ to
______.

Commission file number: 0-26755

                           BLACK STALLION MANAGEMENT, INC.
                   (Name of Small Business Issuer in Its Charter)


         Nevada                                     88-0409147
         (State or Other Jurisdiction of            (I.R.S. Employer
                 Incorporation or Organization)  Identification No.)

                7432 South Carling Circle, Salt Lake City, Utah 84121
                 (Address of Principal Executive Offices)(Zip Code)

                                    801-944-0701
                  (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the Company's common stock ($0.001 par value), as of February 10, 2000, was 27,750,000 shares.

                                   PART I

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

         (a) The unaudited financial statements of registrant as of and for the period ending December 31, 1999 follow.



                           BLACK STALLION MANAGEMENT, INC.




                                FINANCIAL STATEMENTS


                           Period ended December 31, 1999

                           BLACK STALLION MANAGEMENT, INC.
                            (A Development Stage Company)

Index to Financial Statements
                                                                  [C]
Balance Sheet                                                       5
Statements of Operations                                            7
Statements of Cash Flows                                            9
Notes to Financial Statements                                      11

BLACK STALLION MANAGEMENT, INC.
(A Development Stage Company)
BALANCE SHEET for December 31, 1999
(unaudited)

                                   December 31, 1999
ASSETS
CURRENT ASSETS
Cash                              $            1,330

Total current assets                           1,330

TOTAL ASSETS                                   1,330

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable - (Note 5)                       5,500
Accrued interest - (Note 5)                      412

Total current liabilities                      5,912

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
5,000,000 shares authorized;
no shares issued and outstanding                   -

Common stock, $0.001 par value;
25,000,000 shares authorized;
2,200,000 shares issued and
outstanding                                    2,200

Deficit accumulated during the
 development state                           (6,872)

Total stockholders' equity
 (deficit)                                   (4,582)

TOTAL LIABILITIES AND
 STOCKHOLDERS'
 EQUITY                           $            1,330

The accompanying notes are an integral part of the financial statements.

BLACK STALLION MANAGEMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX
MONTHS ENDED DECEMBER 31, 1999 AND 1998, AND FOR THE
PERIOD FROM JULY 10, 1996 THROUGH DECEMBER 31, 1999.
(Page 1 of 2)
(unaudited)

                                      For the period                  For the
                                      from inception         Six months ended
                                     (July 10, 1996)             December 31,
                                to December 31, 1999             1999    1998

NET SALES                         $       -                -                -
COST OF SALES                             -                -                -
GROSS MARGIN                              -                -                -

EXPENSES

General and administrative            6,370            3,330                -
Interest expense                        412              289                -

Total expenses                        6,782            3,619                -

LOSS FROM
 OPERATIONS                         (6,782)          (3,619)                -

NET LOSS                            (6,782)          (3,619)                -

BASIC LOSS PER SHARE              $     NIL              NIL              NIL

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OF COMMON STOCK
 OUTSTANDING                      2,200,000        2,200,000        2,200,000

The accompanying notes are an integral part of the financial statements.

BLACK STALLION MANAGEMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX
MONTHS ENDED DECEMBER 31, 1999 AND 1998, AND FOR THE
PERIOD FROM JULY 10, 1996 THROUGH DECEMBER 31, 1999.
(Page 2 of 2)
(unaudited)

                                                     For the
                                          three months ended
                                                December 31,
                                       1999                      1998

NET SALES                                 -                         -
COST OF SALES                             -                         -
GROSS MARGIN                              -                         -

EXPENSES

General and administrative              104                         -
Interest expense                        138                         -

Total expenses                          242                         -

LOSS FROM
 OPERATIONS                           (242)                         -

NET LOSS                              (242)                         -

BASIC LOSS PER SHARE                    NIL                       NIL

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OF COMMON STOCK
 OUTSTANDING                      2,200,000                 2,200,000

The accompanying notes are an integral part of the financial statements.

BLACK STALLION MANAGEMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
DECEMBER 31, 1999 AND 1998, AND FOR THE PERIOD FROM JULY
10, 1996 THROUGH DECEMBER 31, 1999.
(unaudited)

                                      For the period
                                      from inception          For the six months ended
                                     (July 10, 1996)                      December 31,
                                to December 31, 1999             1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                          $          (6,782)          (3,619)                -

Adjustments to reconcile
 net loss to net cash used
 by operating activities:
Common stock issued for
services                                       2,200                -                -

Accrued interest                                 412                -              289

Net cash used by
 operating activities                        (4,170)          (3,330)                -

CASH FLOWS FROM
 INVESTING ACTIVITIES:                             -                -                -

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from note payable                     5,500                -                -

Net cash provided by financing
 activities                                    5,500                -                -

NET INCREASE (DECREASE)
 IN CASH                                       1,330          (3,330)                -

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                               -            4,660                -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                            $    1,330            1,330                -

The accompanying notes are an integral part of the financial statements BLACK STALLION MANAGEMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation

The information included in the condensed financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

Organization

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

Accounting Method

The financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year end.

Organization Costs

Organization costs, which reflect amounts expended to organize the Company, amounted to $2,200 and were expensed during the period ended June 30, 1997.

Loss Per Share

The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No.
128, "Earnings Per Share."

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates

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

Recently Enacted Accounting Standards

SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131,
"Disclosures about Segments of an Enterprise and Related
Information", SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities", and SFAS No. 134,
"Accounting for Mortgage-Backed Securities" were recently issued. SFAS No. 130, 131, 132, 133 and 134 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - NOTE PAYABLE - RELATED PARTY

As of December 31, 1999, the Company owed a related party $5,500.
The note is due in full on March 31, 2000 and accrues interest at 10% per annum beginning April 1, 1999. As of December 31, 1999, the
Company owed accrued interest on this note of $412.50.

NOTE 3 - CAPITAL STOCK

Common Stock

During July, 1996, in connection with its organization, the Company issued 2,200,000 shares of its previously authorized, but unissued common stock. The amount was issued for services rendered at $2,200 (or $.001 per share).

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. The Company has available at December 31, 1999, unused operating loss carry forwards of approximately $6,800 which may be applied against future taxable income and which expire in various years through 2018. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

Because of the uncertainty surrounding the realization of the loss carry forwards the Company has established a valuation allowance equal to the amount of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation
During June 1999, the Company paid directors fees of $500 payable to an officer/director of the Company.

Office Space

The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her home as a mailing address, as needed, at no expense to the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Results of Operations

Three month Periods Ended December 31, 1999 and 1998.

The Company had no revenue from continuing operations for the Three month periods ended December 31, 1999 and 1998.

General and administrative expenses for the Three month period ended December 31, 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $104 for the Three month period ended December 31, 1999. There were no such costs for the comparable period in 1998.

Interest expense in the Three month period ended December 31, 1999, was $138 on a note payable to a third party in the principal amount of $5,500 due March 31, 2000. There was no interest expense during the comparable period in 1998.

As a result of the foregoing factors, the Company realized a net loss of $242 for the Three months ended December 31, 1999, as compared to no gain or loss for the same period in 1998.

Six month Periods Ended December 31, 1999 and 1998.

The Company had no revenue from continuing operations for the Six month periods ended December 31, 1999 and 1998.

General and administrative expenses for the Six Month period ended December 31, 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $3,330 for the Six Month period ended
December 31, 1999. There were no such costs for the comparable period in 1998.

Interest expense in the Six month period ended December 31, 1999, was $289 on a note payable to a third party in the principal amount of $5,500 due March 31, 2000. There was no interest expense during the comparable period in 1998.

As a result of the foregoing factors, the Company realized a net loss of $3,619 for the Six months ended December 31, 1999, as compared to no gain or loss for the same period in 1998.

Liquidity and Capital Resources

At December 31, 1999, the Company had a working capital deficit of $4,582. The Company's cash in the amount of $1,330 resulted from a loan from a related party, which bears interest at the rate of 10% per annum and is due March 31, 2000. The funds were loaned to the Company to fund its revival and finance its becoming a reporting company under the Securities Exchange Act of 1934.

Plan of Operations and Subsequent Events

From inception through the period ending December 31,1999, the Company had no revenues or profits and its plan of operations was to seek out and acquire a business opportunity.

On January 28, 2000, a change in control of the Company occurred in conjunction with closing under a Reorganization and Stock Purchase Agreement (the "Reorganization Agreement") between the Company, Digital Bridge, Inc., a Nevada corporation ("DBI") and the individual shareholders of Digital Bridge, Inc. This change of control was reported by the Company in a report on Form 8K dated January 28, 2000 and filed with the Securities and Exchange Commission on February 9, 2000.

Pursuant to the Reorganization, the Company's plan of operations beginning January 28, 2000 shifted from seeking out and acquiring a business opportunity to operating its wholly-owned subsidiary, DBI. DBI is a Nevada corporation engaged in the business of providing e-commerce solutions to businesses offering products and services over the Internet.

It is currently unknown whether the Company will have enough cash to satisfy its operating requirements or if it will have to raise additional funds in the next twelve months. Moreover, the Company has not investigated the availability, source, or terms for additional capital and will not do so until it determines such a need. Additionally, there is no assurance that funds will be available from any source or, if available, obtainable on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its limited capital.

The shift in the Company's plan of operations may also result in a substantial change in the number of employees of the Company, and a substantial change in the amount of plant and equipment owned by the Company. Exact amounts are currently unknown.

Audited financial statements of DBI and proforma consolidated financial statements reflecting the business combination between the Company and DBI will be provided on an amendment to the Company's report on form 8K as soon as reasonably possible, but in any event not later than April 12, 2000, which is 60 days after the due date of the Company's initial report on Form 8K.

PART II - EXHIBITS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27.  Financial Data Schedule

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLACK STALLION MANAGEMENT, INC.


By: /s/ __________________________
Charles Bronitsky, President

Date: February 15, 2000