Form 10QSB
period 2000-03-31
DIGITAL BRIDGE INC
filed 2000-05-15
CIK 1090052

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________________ TO _________________

Commission file number : 000-26755

                              DIGITAL BRIDGE, INC.

        (Exact name of small business issuer as specified in its charter)


                   Nevada                                88-0409147
       (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)


             1860 El Camino Real, #100, Burlingame, California 94010
               (Address of principal executive offices) (Zip Code)

                                 (650) 552-0618
                           (Issuer's telephone number)

                         Black Stallion Management, Inc.
              7432 South Carling Circle, Salt Lake City, Utah 84121
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000, 27,850,000 shares of common stock, par value $.001, were issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [  ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

         Index to Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance
                  Sheet as of March 31, 2000..........................3


                  Condensed Consolidated Statement of
                  Operations for the Three and Nine
                  Month Periods Ended March 31, 2000..................4


                  Condensed Consolidated Statement of
                  Cash Flows for the Nine Month
                  Period Ended March 31, 2000.........................5


                  Notes to Condensed Consolidated
                  Financial Statements................................6

                              DIGITAL BRIDGE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (unaudited)


                                     March 31, 2000
                                     --------------
ASSETS

CURRENT ASSETS

Cash                                    404,341
Prepaid Expenses                         30,731
-----------------------------------------------
TOTAL CURRENT ASSETS                    435,072

Furniture and Equipment                  23,128

Other Assets                             19,674
-----------------------------------------------
TOTAL ASSETS                            477,874

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade Payables                           57,763

OTHER CURRENT LIABILITIES
Accrued Liabilities                      17,660
-----------------------------------------------
TOTAL LIABILITIES                        75,423

STOCKHOLDERS' EQUITY
Common Stock                             22,280

Additional Paid-in Capital              705,312

Accumulated Deficit                    (325,141)
-----------------------------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                   477,874
===============================================

    The accompanying notes are an integral part of the financial statements.

                              DIGITAL BRIDGE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                           For the Three Months      For the Nine Months
                                           Ended March 31, 2000     Ended March 31, 2000
======================================================================================================

Revenue                                           178,354                  462,354

Cost of Sales                                     124,527                  255,070
------------------------------------------------------------------------------------------------------

Gross Profit                                       53,827                  207,284
------------------------------------------------------------------------------------------------------

Operating Expenses:
Salaries and Benefits                             97,120                   309,973
Office Expenses                                   55,991                    59,897
Other                                             39,625                    73,841
Professional Fees                                 45,446                    68,171
Depreciation                                       2,191                     2,191
------------------------------------------------------------------------------------------------------
                                                 240,373                   514,073
------------------------------------------------------------------------------------------------------

Net Loss                                       $(186,546)               $ (306,789)
======================================================================================================

          Net loss per share-basic              ($0.0067)                 ($0.0111)

          Net loss per share-dilutive           ($0.0066)                 ($0.0109)


    The accompanying notes are an integral part of the financial statements.

                              DIGITAL BRIDGE, INC.

                CONDENSED CONSOLIDATED CASH FLOW FROM OPERATIONS

                                   (unaudited)


                                                                                         For the Nine Months
                                                                                         Ended March 31, 2000

Operating Activities:
  Net loss                                                                                 $    (306,789)
  Adjustments to reconcile net loss to
    net cash used by operations:
    Depreciation                                                                                   2,191
    Increase in:
      Accounts Receivable                                                                         13,017
      Prepaid expenses                                                                           (25,731)
      Other assets                                                                               (10,174)
      Accounts payable                                                                            65,837
-----------------------------------------------------------------------------------------------------------

      Net cash used by operating activities                                                     (261,649)
-----------------------------------------------------------------------------------------------------------

Investing Activities:
  Purchase of furniture and equipment                                                            (18,402)
-----------------------------------------------------------------------------------------------------------

    Net cash used by investing activities                                                        (18,402)
-----------------------------------------------------------------------------------------------------------

Financing Activities:
  Issuance of common stock                                                                         9,038
  Additional paid-in capital                                                                     668,554
-----------------------------------------------------------------------------------------------------------

    Net cash provided by financing activities                                                    677,592
-----------------------------------------------------------------------------------------------------------

Increase in Cash and Cash Equivalents                                                            397,541

Cash and Cash Equivalents, beginning of period                                                     6,800
-----------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                                                   $     404,341
-----------------------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of the financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              DIGITAL BRIDGE, INC.


Note 1-Organization

Digital Bridge, Inc. (the "Issuer" or the "Company") is a corporation organized under the laws of the State of Nevada. Its principal business is to provide website development and management services.

Note 2-Summary of Significant Accounting Policies

         a.       Basis of Presentation:

         The Company maintains its accounts on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financials statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

         b.       Basis of Consolidation:

         The condensed consolidated balance sheet at March 31, 2000, the condensed consolidated statements of operations for the three and nine months ended March 31, 2000, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2000, have been prepared by the Company in accordance with generally accepted accounting principles and in the opinion of management include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

         Condensed consolidated statements of operations for the three and nine months ended March 31, 1999, and condensed consolidated statements of cash flows for the nine months ended March 31, 1999 have not been included in this Interim Report on Form 10-QSB as required by Item 310(b) of Regulation S-B. In the opinion of management, the results of operation for those periods is not material because the Company had not begun substantial business operations. Furthermore, the preparation of these statements could not be completed without undue difficulty and hardship due to lack of data. Reference is made to the financial statements of the Company included in the report filed by the Company on Form 8-K on April 12, 2000.

         The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DBGI, Inc. All significant intercompany transactions and balances have been eliminated.

         c.       Cash and Cash Equivalents:

         For the purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with maturity of three months or less to be cash equivalents.

         d.       Depreciation:

         Fixed assets are recorded at cost. Property and equipment is depreciated on a straight-line basis over estimated useful lives ranging from five to seven years.

         e.       Revenue Recognition:


         The Company records revenue based upon specific contract rates for website development and management services.

         f.       Advertising:

         Advertising costs are expensed as incurred.

         g.       Earnings per share:


         The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

                                                                       Three months              Nine months

                  Weighted average common outstanding                     27,767,204                27,755,734


                  Dilutive effect of employee stock options                  305,000                   288,334


                  Weighted average common shares outstanding,
                  assuming dilution                                       28,072,204                28,044,068


         Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options.

Note 3-Furniture and Equipment

Furniture and equipment, at cost, is summarized as follows as of March 31, 2000.

                                                2000
                                                ----

Office Equipment                                 23,325
Furniture and Fixtures                            1,994
--------------------------------------------------------
                                                 25,319

Less Accumulated Depreciation                   (2,191)
                                                $23,128
                                                --------



Depreciation expense amounted to $ 2,191 for the nine month period ended March 31, 2000.

Note 4-Lease Commitments:


The Company leases office space under an operating lease which expires December 31, 2002. Rent expense approximated $22,080 for the nine month period ended March 31, 2000. As of March 31, 2000, future minimum lease payments, by fiscal year, are as follows-

                        Year ended June 30,

                      2000           $17,000
                      2001            90,000
                      2002            94,000
                      2003            48,000
                                  ----------
                                    $249,000
                                  ==========
Note 5-Income taxes:


No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of March 31, 2000 totaled approximately $325,000. These carry-forwards will be available to offset future taxable income and expire beginning in 2019. Deferred income tax assets arising from such loss carry-forwards have been fully reserved.

Note 6-Stock Incentive Plan

The Company has drafted a stock incentive plan for directors, officers, employees and consultants of the Company and affiliated companies, which provides for nonqualified and incentive stock options. The maximum number of shares of common stock reserved and available for issuance under this plan is two million. As of March 31, 2000, options granted aggregated 465,000, 305,000 of which were granted at a strike price of $2 per share, and the remainder at the fair market value on the date of the grant. These options generally vest over a three-month period and expire five years from the date of grant. The plan is subject to adoption by the Company's board of directors and approval by its shareholders.

The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for the stock incentive plan, recognizing compensation expense to the extent of the difference between the fair value of the underlying stock at the measurement date less the amount the employee is required to pay. There were no charges to compensation expense during the period ended March 31, 2000.

An alternative method of accounting for stock options is Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and compensation cost is recognized ratably over the vesting period. Had the Company followed SFAS 123, no significant adjustment would have been made to the statement of operations during the period ended March 31, 2000. No options were exercised or canceled during the periods ended March 31, 2000.

Note 7-Economic Dependence on related party transactions

Through March 31, 2000, the Company generated the majority of its revenues from services provided to affiliated companies. Sales to these companies for the nine month period ended March 31, 2000 represent 98% of total revenues.

Note 8-Business risks

The Company's failure to secure financing or its ability to generate sufficient cash flows through operations may have a material adverse impact on the Company's future operations and financial position. During March and April, 2000 the Company entered into three private stock purchase agreements whereby it issued 140,000 shares of common stock at the aggregate price of $700,000. The Company may need to raise additional funds to develop or enhance their service offerings and to fund expansion; failure to do so could affect the Company's ability to pursue future growth.

Note 9-Reorganization and Stock Purchase Agreement

Effective January 31, 2000, Digital Bridge, Inc. (not the Issuer) and its shareholders entered into a Reorganization and Stock Purchase Agreement with Black Stallion Management, Inc. (a predecessor to the Company and an SEC registrant under Section 12 of the Securities Exchange Act of 1934). Under the terms of the agreement, the shareholders agreed to exchange 100% of their common stock for 20 million shares of common stock of Black Stallion. Black Stallion was renamed Digital Bridge, Inc. (the Issuer). In addition, Black Stallion agreed to effect a post-closing 1.25 to 1 stock split on its authorized, issued and outstanding stock, resulting in 27,750,000 post-closing shares of common stock issued and outstanding and 31,250,000 shares of common stock authorized at the effective date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Ability to Raise Capital Resources" as well as "Risks Related to Our Business." All forward-looking statements in this document are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such forward-looking statements.

OVERVIEW

Our net revenues are derived primarily from providing professional services to clients who are creating eBusinesses or are rethinking or expanding their existing businesses to integrate eBusiness capabilities. We expect that our net revenues will be driven primarily by the number and scope of our client engagements and by our professional services headcount. Net revenues from any given client will vary from period to period. Additionally, we expect that customer concentration will continue for the foreseeable future. To the extent that any significant client uses less of our services or terminates its relationship with us, our net revenues could decline substantially. As a result, the loss of any significant client could seriously harm our business and results of operations.

We generally provide our services on a time and materials basis, but we also provide them on a fixed fee basis, which may include an equity position in our clients. When we provide fixed-fee engagements, we use an internally developed process to estimate and propose fixed prices for such projects. The estimation process accounts for standard billing rates particular to each project, the technology environment and application type to be applied, and the project's timetable and overall technical complexity.

For the quarter ended March 31, 2000, 100% of net revenues were derived from time and materials contracts. Net revenues pursuant to time and materials contracts are generally recognized as services are provided. Net revenues pursuant to fixed-fee type contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Net revenues exclude reimbursable expenses charged to clients. Substantially all of our clients were located within North America and all net revenues were denominated in U.S. dollars. As we expand internationally, we expect to generate a greater percentage of our net revenues outside of North America and much of those revenues will be denominated in foreign currencies.

Professional services expenses consist primarily of compensation and benefits for our employees engaged in the delivery of professional services. Professional services margins reflect net revenues less professional services expenses which are incurred regardless of whether or not the employee's time is billed to a client. We expect that our professional services expenses will increase over time due to wage increases and inflation. Our professional services margins are affected by trends in the percentage of professional services employees' time that is billed to clients, and, will vary in the future. Any significant decline in fees billed to clients or the loss of a significant client would materially adversely affect our professional services margins.

We expect selling, general and administrative expenses to increase in absolute dollars as we expand our direct sales force, continue expenditures on knowledge management and information technology infrastructure, open new offices, increase our recruiting efforts and incur additional costs related to the growth of our business and operations on a global basis.

Despite growth in our net revenues to date, we have not been profitable. Our net losses may not decrease proportionately with any future increase in our net revenues primarily because of likely increased expenses related to the expansion of the number of our offices, increased investment in our knowledge management and operations infrastructure, and increased recruiting, marketing and sales efforts. To the extent that future net revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected.

We are currently planning to introduce a series of products to complement our services in the eBusiness arena. These products include a middleware integration server currently titled "the Bridge Engine," and a series of wireless enterprise applications designed to wirelessly enable scheduling and ordering processes for enterprises whose planning and sales force are based primarily outside the office structure. There is, however, no guarantee that these products will be successful or that their development will meet the time constraints currently set for them. In such an event, our operating results would be adversely affected.

The Company also anticipates that a large portion of its future growth will be accomplished by acquiring existing businesses. The success of this plan depends upon, among other things, the Company's ability to integrate acquired personnel, operations, products and technologies into its organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired firms. The Company cannot guarantee that it will be able to identify suitable acquisition opportunities, obtain any necessary financing on acceptable terms to finance such acquisitions, consummate such acquisitions or successfully integrate acquired personnel and operations.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended March 31, 2000 totaled $178,354. For the nine months ended March 31, 2000 total revenue was $462,354. Since its inception, the Company has generated almost all of its revenues from services provided to affiliated companies. Sales to these companies for the three months ended March 31, 2000 represent 100% of total revenues and 98% of total revenue for the nine months ended March 31, 2000.

COST OF SALES

Cost of sales includes salary allocation of marketing and technical personnel for time spent on web development, design, implementation and market research. Employees' time is tracked internally and expensed against client projects. Other cost of sales include the gross cost for media placement, print materials and web hosting services and maintenance. Costs of sales for the three-month period ended March 31, 2000 was $124,527 and $255,070 for the nine-month period ended March 31, 2000.

OPERATING EXPENSES


          a. Salaries and Benefits consist of compensation and related expenses for personnel. The Company expects these costs to increase in absolute dollars in future periods as the Company expands its executive and technical staff to support the growth of its operations.

          b. Office Expenses for the three-month period ended March 31, 2000 were $55,991 and $59,897 for the nine-month period ended March 31, 2000. Prior to January 2000, certain office expenses were incurred by an affiliated company and were not charged to the Company.

          c. Other Expenses include trade show costs and advertising, sales and marketing costs. These costs are expensed as incurred.


          d. Depreciation is calculated on a straight-line basis with assets recorded at cost and depreciated with a life of five years for computers and seven years for furniture and equipment.

INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of March 31, 2000 approximate $325,000. These carry-forwards will be available to offset future taxable income and expire beginning in 2019. Deferred income tax assets arising from such loss carry forwards have been fully reserved as of March 31, 2000.

STOCK INCENTIVE PLAN

The Company has drafted a stock incentive plan for directors, officers, employees and consultants of the Company and affiliated companies, which provides for nonqualified and incentive stock options. The maximum number of shares of common stock reserved and available for issuance under this plan is two million. As of March 31, 2000 options granted aggregated 465,000, 305,000 of which were granted at a strike price of $2 per share, and the remainder at the Fair Market Value on the date of the grant. These options generally vest over a three-month period and expire five years from the date of the grant. The Plan is subject to adoption by the Company's board of directors and approval by its shareholders.

The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for the stock incentive plan, recognizing compensation expense to the extent of the difference between the fair value of the underlying stock at the measurement date less the amount the employee is required to pay. There were no charges to compensation expense during the period ended March 31, 2000.

An alternative method of accounting for stock options is Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and compensation cost is recognized ratably over the vesting period. Had the Company followed SFAS 123, no significant adjustment would have been made to the statement of operations during the period ended March 31, 2000. No options were granted or exercised during the period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $261,649 for the nine months ended March 31, 2000.

Net cash used in investing activities for the nine months ended March 31, 2000 was $18,402, which was primarily used to acquire computer equipment.

Net cash provided by financing activities was $677,592 in the nine months ended March 31, 2000 primarily from the private sale of 100,000 shares of common stock under two separate stock purchase agreements entered into in March 2000 which raised $500,000.

The Company currently anticipates that its available cash resources combined with proceeds from capital raising transactions will be sufficient to meet its anticipated working capital and capital expenditure requirements through the end of August 2000. The company is actively seeking to raise additional funds. On April 4, 2000, the Company raised $200,000 of additional paid-in capital in a private sale of 40,000 shares of common stock to one of the investors that had also purchased shares in March 2000. The Company may need to raise additional funds, however, to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If adequate funds are not available on acceptable terms, the Company's business, results of operation and financial condition could be materially adversely affected.

FACTORS AFFECTING OPERATING RESULTS

This report on Form 10-QSB contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors including those set forth below. You should carefully consider the business risks described below in connection with evaluation of our business and prospects. If any of the following risks occur, our results of operation may have a material adverse impact on the Company's future operation and financial position. In that case, the trading price of our common stock could decline.

ABILITY TO RAISE CAPITAL

We currently plan to raise additional capital during calendar year 2000. The primary purposes for raising capital are to obtain additional equity capital, create a more active public market for our common stock, and facilitate future access to public markets. We expect to use the proceeds from any such capital raising transactions for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses that are complementary to ours. If we do not successfully address the need to raise capital, our ability to continue to conduct business would be seriously harmed.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

We incurred net losses of $ 306,789 during the nine months ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of $ 325,141. We have not had a profitable quarter and may never achieve profitability. We also expect to continue to incur increasing sales and marketing, infrastructure development and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE

Our quarterly revenues and operating results are volatile and difficult to predict. It is possible that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such event, the market price of our common stock may decline significantly.

Our quarterly operating results have varied in the past and are likely to vary significantly from quarter to quarter. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. A number of factors are likely to cause these variations, including:

- Our ability to obtain new and follow-on client engagements;

- The amount and timing of expenditures by our clients for eBusiness services;

- Our ability to attract, train and retain skilled management, strategic, technical, design, sales, marketing and support professionals;

- Our employee utilization rate, including our ability to transition employees quickly to new or other existing engagements;

- The introduction of new services by us or our competitors;

- Changes in our pricing policies or those of our competitors;

- Our ability to manage costs, including personnel costs and support services costs; and

- Costs related to opening or expanding Company offices.

We derive all of our revenues from professional services, which we generally provide on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Since personnel and related costs constitute the substantial majority of our operating expenses and since we establish these expenses in advance of any particular quarter, underutilization of our professional services employees may cause significant reductions in our operating results for a particular quarter and could result in losses for such quarter. In addition, we have hired a number of personnel in core support services, including knowledge management, recruiting, technology infrastructure and finance and administration, in order to support our anticipated growth. As a result, a significant portion of our operating expenses are fixed in the short term. Therefore, any failure to generate revenues according to our expectations in a particular quarter could result in losses or greater than expected losses for the quarter.

OUR ABILITY TO ATTRACT, TRAIN AND RETAIN QUALIFIED EMPLOYEES IS CRUCIAL TO OUR RESULTS OF OPERATIONS AND ANY FUTURE GROWTH

Our future success depends in large part on our ability to hire, train and retain project and engagement managers, technical architects, strategists, engineers, design professionals, other technical personnel and sales and marketing professionals of various experience levels. Any inability to hire, train and retain a sufficient number of qualified employees could hinder the growth of our business. Skilled personnel are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry turnover rate for them is high. Consequently, we may have more difficulty hiring our desired numbers of qualified employees. Moreover, even if we are able to expand our employee base, the resources required to attract and retain such employees may adversely affect our operating margins. In addition, some companies have adopted a strategy of suing or threatening to sue former employees and their new employers. As we hire new employees from our current or potential competitors we may become a party to one or more lawsuits involving the former employment of one or more of our employees. Any future litigation against us or our employees, regardless of the outcome, may result in substantial costs and expenses to us and may divert management's attention away from the operation of our business.

WE DEPEND ON OUR KEY PERSONNEL, AND THE LOSS OF ANY KEY PERSONNEL MAY ADVERSELY AFFECT OUR BUSINESS

We believe that our success will depend on the continued employment of our key management and technical personnel. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more of our key management or technical personnel were unable or unwilling to continue in their present positions, such persons would be very difficult to replace and our business could be seriously harmed. Accordingly, the loss of one or more members of our senior management team could have a direct adverse impact on our future sales. In addition, if any of these key employees joins a competitor or forms a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking to develop in-house eBusiness capabilities may hire away some of our key employees. This would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business.

WE HAVE A LIMITED OPERATING HISTORY AND A LIMITED NUMBER OF COMPLETED ENGAGEMENTS THAT MAKE AN EVALUATION OF OUR BUSINESS DIFFICULT

Our limited operating history makes an evaluation of our business and prospects very difficult. Companies in an early stage of development frequently encounter enhanced risks and unexpected expenses and difficulties. These risks, expenses and difficulties apply particularly to us because our market, eBusiness services, is new and rapidly evolving. Our long-term success will depend on our ability to achieve satisfactory results for our clients and to form long-term relationships with core clients. We have not been in operation long enough to judge whether our clients will perceive our work as being beneficial to their businesses or to form any long-term business relationships. Also, because of our limited operating history, our business reputation is based on a limited number of client engagements. All of our clients have only limited experience with the electronic business systems we have developed for them. Accordingly, there can be no assurance that the limited number of electronic business systems we have implemented will be successful in the longer term. If the electronic business systems we have implemented are not successful, our brand will be harmed and we may incur liability to our clients. If one or more of our clients for whom we have done substantial work suffers a significant failure or setback in its eBusiness, our business reputation could be severely damaged, whether or not such failure or setback was caused by our work or was within our control. Our ability to obtain new engagements, retain clients and recruit and retain highly-skilled employees could be seriously harmed if our work product or our clients' eBusinesses fail to meet the expectations of our clients.

COMPETITION FROM BIGGER, MORE ESTABLISHED COMPETITORS WHO HAVE GREATER FINANCIAL RESOURCES OR FROM NEWLY EMERGING COMPETITORS COULD RESULT IN PRICE REDUCTIONS, REDUCED PROFITABILITY AND LOSS OF MARKET SHARE

Competition in the eBusiness services market is intense. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results would be seriously harmed. We compete against companies selling eBusiness software and services, and the in-house development efforts of companies seeking to engage in eBusiness. We expect competition to persist and intensify in the future. We cannot be certain that we will be able to compete successfully with existing or new competitors.

Because relatively low barriers to entry characterize our market, we also expect other companies to enter our market. We expect that competition will continue to intensify and increase in the future. Some large information technology consulting firms have announced that they have begun to or will soon focus more resources on eBusiness opportunities. Because we contract with our clients on an engagement-by-engagement basis, we compete for engagements at each stage of our methodology. There is no guarantee that we will be retained by our existing or future clients on later stages of work.

The vast majority of our current competitors have longer operating histories, larger client bases, larger professional staffs, greater brand recognition and greater financial, technical, marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and they may also be able to devote more resources to the development, promotion and sale of their services than we can. Competitors that offer more standardized, commoditized or less customized services or products than we do may have a substantial cost advantage, which could force us to lower our prices, adversely affecting our operating margins.

Current and potential competitors also have established or may establish cooperative relationships among themselves or with third parties to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, some of our competitors may develop services that are superior to, or have greater market acceptance than, the services that we offer.

FAILURE TO MANAGE OUR GROWTH MAY ADVERSELY AFFECT OUR BUSINESS

We expect to grow rapidly both by hiring new employees, making major acquisitions and serving new business and geographic markets. Our growth has placed, and will continue to place, a significant strain on our management and our operating and financial systems.

Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate the increased number of engagements, number of clients and the increased size of our operations, we will need to hire, train and retain the appropriate personnel to manage our operations. We will also need to improve our financial and management controls, reporting systems and operating systems. We have recently implemented a new enterprise resource planning software system for human resource functions and some financial functions.

POTENTIAL ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

We are actively seeking to acquire other businesses in the future. This may complicate our management tasks. We may need to integrate widely dispersed operations with distinct corporate cultures. Such integration efforts may not succeed or may distract our management from servicing existing clients. Our failure to manage acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we finance the acquisitions by issuing equity or equity-linked securities.

OUR PLANNED INTERNATIONAL OPERATIONS MAY BE EXPENSIVE AND MAY NOT SUCCEED

We have limited experience in marketing, selling and supporting our services in foreign countries. Development of such skills may be more difficult or take longer than we anticipate, especially due to language barriers, currency exchange risks and the fact that the Internet infrastructure in foreign countries may be less developed than in the United States. In addition, we believe that our international expansion plans may require us to enter into strategic relationships with third parties in certain foreign countries. Thus, our success in these countries will be dependent in part upon the success of those relationships and the implementation or operation of these arrangements. We may not establish strategic relationships with third parties in desired time frames, or at all. Even once these relationships are established, they may fail to produce desired results. To date, we have not generated significant revenues from engagements with international clients. We intend to expand our operations internationally in future periods by opening other international offices, entering into strategic relationships with a variety of third parties, and hiring international management, strategic, technical, design, sales, marketing and support personnel.

We may be unable to successfully market, sell, deliver and support our services internationally. If we are unable to expand our international operations successfully and in a timely manner, our business, financial condition and operating results could be seriously harmed. We will need to devote significant management and financial resources to our international expansion. In particular, we will have to attract and retain experienced management, strategic, technical, design, sales, marketing and support personnel for our international offices. Competition for such personnel is intense, and we may be unable to attract and retain qualified staff.

Moreover, international operations are subject to a variety of additional risks that could seriously harm our financial condition and operating results. These risks include the following:

- Problems in collecting accounts receivable;

- The impact of recessions in economies outside the United States;

- Longer payment cycles;

- Fluctuations in currency exchange rates;

- Restrictions on the import and export of certain sensitive technologies, including data security and encryption technologies that we may use; and

- Seasonal reductions in business activity in certain parts of the world, such as during the summer months in Europe.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CLIENTS FOR A SIGNIFICANT PORTION OF OUR REVENUES

We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of clients. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially. As a result, the loss of any significant client could seriously harm our business, financial condition and operating results. The volume of work that we perform for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period. In addition, all of our current clients are affiliates of the Company.

OUR LACK OF LONG-TERM CONTRACTS WITH CLIENTS REDUCES THE PREDICTABILITY OF OUR REVENUES

Our clients retain us on an engagement-by-engagement basis, rather than under long-term contracts. As a result, our revenues are difficult to predict. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may seriously harm our financial condition and results of operations. Although it is our goal to design and build complete eBusiness systems for our clients, we are frequently retained to design and build discrete segments of an overall eBusiness system on an engagement-by-engagement basis. Since large client projects involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. Such cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to general business or financial conditions of the client. For example, many of our current or potential clients that are in the early stages of development may be unable to retain our services because of financial constraints. In addition, our existing clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. If a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we must be able to rapidly redeploy our employees to other engagements in order to minimize underutilization of employees and the resulting harm to our operating results. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress.

WE MAY LOSE MONEY ON FIXED-FEE CONTRACTS

If we miscalculate the resources or time we need to complete engagements with capped or fixed fees, our operating results could be seriously harmed. The risk of such miscalculations for us is high because we work with complex technologies in compressed timeframes, and therefore it is difficult to judge the time and resources necessary to complete a project. To date, we have generally entered into contracts with our clients on a time and materials basis, though we sometimes work on a fixed-fee basis or cap the amount of fees we may invoice on time and material contracts without client consent.

OUR EFFORTS TO DEVELOP BRAND AWARENESS OF OUR SERVICES MAY NOT BE SUCCESSFUL

An important element of our business strategy is to develop and maintain widespread awareness of the Digital Bridge brand name. To promote our brand name, we plan to increase our advertising and marketing expenditures, which may cause our operating margins to decline. Moreover, our brand may be closely associated with the business success or failure of some of our high-profile clients, many of whom are pursuing unproven business models in competitive markets. As a result, the failure or difficulties of one of our high-profile clients may damage our brand. If we fail to successfully promote and maintain our brand name or incur significant related expenses, our operating margins and our growth may decline.

OUR FAILURE TO MEET CLIENT EXPECTATIONS OR DELIVER ERROR-FREE SERVICES COULD RESULT IN LOSSES AND NEGATIVE PUBLICITY

Our client engagements involve the creation, implementation and maintenance of eBusiness systems and other applications that are often critical to our clients' businesses. Any defects or errors in these applications or failure to meet clients' expectations could result in:

- Delayed or lost revenues due to adverse client reaction;

- Requirements to provide additional services to a client at no charge;

- Negative publicity regarding us and our services, which could adversely affect our ability to attract or retain clients; and

- Claims for substantial damages against us, regardless of our responsibility for such failure.

Our contracts generally limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of any such large claim against us could seriously harm our business, financial condition and operating results.

OUR BUSINESS IS DEPENDENT ON OUR ABILITY TO KEEP PACE WITH TECHNOLOGICAL CHANGES

Our market and the enabling technologies used by our clients are characterized by rapid technological change. Failure to respond successfully to these technological developments, or to respond in a timely or cost-effective way, will result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from creating eBusiness systems that are based upon today's leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. In addition, we must hire, train and retain technologically knowledgeable professionals so that they can fulfill the increasingly sophisticated needs of our clients.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS OR PREVENT INFRINGEMENT CLAIMS AGAINST US

We cannot guarantee that the steps we have taken or will take to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks or other proprietary information or intellectual property, our business could be seriously harmed. In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so as our business continues to expand into foreign countries, risks associated with protecting our intellectual property will increase.

A FEW INDIVIDUALS OWN MUCH OF OUR STOCK

Our directors, executive officers and their affiliates beneficially own, in the aggregate, approximately 62.5% of our outstanding common stock. As a result, these stockholders may be able to exercise effective control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as acquisitions, and to block an unsolicited tender offer. Accordingly, this concentration of ownership could have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current market price of our common stock.

OUR SUCCESS DEPENDS ON INCREASED ADOPTION OF THE INTERNET AS A MEANS FOR
COMMERCE

Our future success depends heavily on the continued use and acceptance of the Internet as a means for commerce. The widespread acceptance and adoption of the Internet for conducting business is likely only in the event that the Internet provides businesses with greater efficiencies and improvements. If commerce on the Internet does not continue to grow, or grows more slowly than expected, our growth would decline and our business would be seriously harmed. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including:

- Potentially inadequate network infrastructure;

- Delays in the development of Internet enabling technologies and performance improvements;

- Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;

- Delays in the development of security and authentication technology necessary to effect secure transmission of confidential information;

- Changes in, or insufficient availability of, telecommunications services to support the Internet; and

- Failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

INCREASING GOVERNMENT REGULATION COULD AFFECT OUR BUSINESS

We are affected not only by regulations applicable to businesses generally, but also by laws and regulations directly applicable to eBusiness. Although there are currently few such laws and regulations, both state, federal and foreign governments may adopt a number of these laws and regulations. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to use our services to create an electronic business channel. This decrease in the demand for our services would seriously harm our business and operating results.

Any new laws and regulations may govern or restrict any of the following issues:

- User privacy;

- The pricing and taxation of goods and services offered over the Internet;

- The content of websites;

- Consumer protection; and

- The characteristics and quality of products and services offered over the Internet.

RISKS RELATED TO THE SECURITIES MARKETS

WE NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE

We need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

- Open new offices in the United States or internationally;

- Create additional market-specific business units;

- Enhance our infrastructure and leveragable assets;

- Hire, train and retain employees;

- Respond to competitive pressures or unanticipated requirements; or

- Pursue acquisition opportunities.

Our failure to do any of these things could seriously harm our financial condition.

OUR STOCK PRICE IS VOLATILE

The market price of our publicly traded stock may vary in response to any of the following factors, some of which are beyond our control:

- Changes in financial estimates or investment recommendations relating to our stock by securities analysts;

- Changes in market valuations of other eBusiness software and service providers or electronic businesses;

- Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

- Loss of a major client;

- Additions or departures of key personnel; and

- Fluctuations in the stock market price and volume of traded shares generally, especially fluctuations in the traditionally volatile technology sector.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During March, 2000 the Company entered into two private stock purchase agreements whereby it issued 100,000 shares of common stock at the aggregate price of $500,000 in cash. On April 4, 2000, the Company raised $200,000 of additional paid-in capital in a private sale of 40,000 shares of common stock to one of the investors that had also purchased shares in March 2000. These securities were not registered under the Securities Act of 1933 because their sale was deemed to be exempt from registration in reliance on Section 4(2) as transactions by an issuer not involving any public offering. The recipients of securities in these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with the Company, to information about the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a) The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Interim Report on Form 10-QSB.

          (b) Black Stallion Management, Inc. (a predecessor to the Company), filed a report on Form 8-K on February 9, 2000 regarding a change in control of Black Stallion occurring in conjunction with a transaction between Black Stallion, Digital Bridge, Inc. (not the Issuer) and shareholders of Digital Bridge, Inc. whereby the shareholders of Digital Bridge, Inc. exchanged all of their shares for 20,000,000 shares of the common stock of Black Stallion.

               Digital Bridge, Inc. (the issuer) filed a report on Form 8-K on March 2, 2000 regarding (i) the change in the Company's name from Black Stallion Management, Inc. to Digital Bridge, Inc., (ii) the change in the Company's CUSIP number to 2538G108, and (iii) the change in the Company's common stock trading symbol to "DGBI".


               Digital Bridge, Inc. (the issuer) filed a report on Form 8-K on April 12, 2000 regarding (i) the change in the Company's certifying accountant and (ii) the financial statements filed pursuant to the Company's undertaking to file such financial statements in its report on Form 8-K on February 9, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DIGITAL BRIDGE, INC.

                                      /s/  Charles S. Bronitsky
                                      ------------------------------------------
                                      By: Charles S. Bronitsky
                                      Its: President and Chief Executive Officer
                                      Date: May 15, 2000

                              INDEX TO EXHIBITS

Exhibit No.    Description

2.1            Reorganization and Stock Purchase Agreement among Digital
               Bridge, Inc. and Black Stallion Management, Inc. and certain shareholders of Digital Bridge, Inc., effective as of January 28, 2000. (Exhibit 2) (1)

27             Financial Data Schedule

------------------------------

(1) Incorporated by reference to the exhibit shown in parenthesis in the report on Form 8-K filed by Black Stallion Management, Inc. (a predecessor to the Company) on February 9, 2000