Form 10KSB
period 2000-06-30
DIGITAL BRIDGE INC
filed 2000-09-28
CIK 1090052

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                       -----------------------------------
                                   FORM 10-KSB
                       -----------------------------------
[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT  OF 1934 For the fiscal year ended  June 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26755

                              DIGITAL BRIDGE, INC.
                 (Name of Small Business Issuer in its Charter)

               Nevada                                    88-0409147
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                 Identification Number)

1860 El Camino Real, Suite 100, Burlingame, California      94010
  (Address of Principal Executive Offices)                (Zip Code)

                                 (650) 552-0600
                (Issuer's Telephone Number, Including Area Code)

   Securities Registered Pursuant to Section 12(b) of the Exchange Act:  NONE

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                          Common Stock $0.001 Par Value

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenue for the fiscal year ended June 30, 2000, was $523,502.

     The aggregate market value of the common equity held by non-affiliates of the Registrant based on the closing price on the Over-the-Counter Bulletin Board of the common stock on September 25, 2000, was $36,494,545. Directors, Officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     The number of shares outstanding of the Issuer's Common Stock as of September 25, 2000, was 41,692,000.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [x]

                             Exhibit Index: Page 22

                                TABLE OF CONTENTS

PART  I
     Item  1
     Item  2
     Item  3
     Item  4
PART  II
     Item  5
     Item  6
     Item  7
     Item  8
     Item  9
PART  III
     Item  10
     Item  11
     Item  12
     Item  13
Balance  Sheet
Income  Statement
Income  Statement2
Cash  Flow  Statement

                                     PART I

ITEM  1.  BUSINESS

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of Registrant and those preceded by, followed by or that include the words "believes," "could," "expects," "anticipates," or similar expressions. For those statements, Registrant claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that various events could cause those results to differ materially from those expressed in such forward-looking statements: materially adverse changes in economic conditions in the markets served by the companies; competition from others in the website development, eBusiness builder, venture technologist, Internet and IT markets and other industry segments; failure to realize fully expected cost savings from the mergers and acquisitions described herein; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs or difficulties related to the integration of the businesses of Registrant and the businesses it is acquiring, as described herein; and other risks and uncertainties as may be detailed from time to time in Registrant's public announcements and SEC filings.

THE  COMPANY

History
-------

     The registrant was incorporated in Nevada on July 10, 1996, under the name of "Black Stallion Management, Inc."("BSM"). From July 10, 1996, until January 21, 2000, BSM had been inactive and had no significant operations. On January 21,2000, BSM entered into a Reorganization and Stock Purchase Agreement ("Purchase Agreement") with a company named Digital Bridge, Inc., pursuant to which BSM acquired 100% of the issued and outstanding common stock of Digital Bridge, Inc. The closing of the Purchase Agreement transaction occurred on January 31, 2000, and resulted in Digital Bridge, Inc. becoming a wholly-owned subsidiary of BSM.

On February 14, 2000, BSM changed its name to "Digital Bridge, Inc." For the purposes of this Annual Report on Form 10-KSB, the registrant may be referred to as "Digital."

eBusiness  Builder
------------------

     Digital is a global "eBusiness Builder," which provides Internet enterprise solutions through a suite of applications and professional services, empowering business from "concept to click". For both emerging and expanding companies, Digital provides a cost effective technology service through an equity participation plan entitled Venture Technology. Our Venture Technology portfolio partners are supplied human capital in the form of technology resources, intellectual properties and infrastructure. Digital commands expertise in strategic planning, creative design, corporate brand development, technical architecture and complex information and integration systems.

Venture  Technology
-------------------

     Venture Technology is our practice of providing human capital in the form of a total and instant IT infrastructure in exchange for equity participation. Through this program, we become our clients' Internet strategy consultant, interactive agency and technology developer, seamlessly integrated into a cohesive unit. This model insures Digital's portfolio partners that we will develop the right solution, not the most costly, while maximizing our revenue potential through building long term value in our projects.

     Our Venture Technology portfolio partners are carefully selected businesses that must go through a meticulous screening process. We are looking for innovative and strategic business concepts in broad market segments with rapid growth potential and seasoned management teams.


Product  and  Application  Development
--------------------------------------

     Currently, Digital is developing a complete line of Internet Business Applications which enable the rapid deployment of eBusiness initiatives spanning content delivery, e-commerce, customer management, and community building.
Digital presently features two Internet Business Applications, the Digital Bridge Ad Server and Digital Bridge eCommerce Tools. The Digital Bridge Ad
Server is an ad management system that allows web masters simple management, reporting, and programming of their ad campaigns. Web masters seeking to monetize the traffic from their sites through advertising will find the Digital Bridge Ad Server both affordable and simple to use.

     The Digital suite of eCommerce tools is the result of the recently announced acquisition of N2Plus. Since 1997, N2Plus has developed and sold various products, all designed to help companies sell their products and service over the Internet. These products include a shopping cart, payment processing gateway, web site creation tools, a transaction management system, and site marketing programs.

The N2Plus product line is currently being integrated into the Digital organization and undergoing a re-branding campaign.

Recent  Acquisitions
--------------------

     Since June 30, 2000, the end of our last fiscal year, Digital has acquired three companies: 24x7 Development.com, Inc. ("24x7"), Online Television Network Services ("OTVnet") and N2Plus,Inc. ("N2Plus"). 24x7 and N2Plus were acquired in merger transactions and OTVnet was acquired in a stock-for-stock exchange transaction, resulting in OTVnet becoming a wholly-owned subsidiary of Digital.

24x7

     On September 20, 2000, 24x7 was acquired in a merger transaction in which Digital exchanged 10,000,000 shares of its $0.001 par value common stock ("Digital Stock") for 100% of 24x7's outstanding common stock. Following the merger, 24x7 ceased to exist as a separate entity and its assets and liabilities became combined with Digital's assets and liabilities.

     24x7 was incorporated in March 2000 by a group of executive and divisional management personnel employed by GlobalNetFinancial.com,Inc. ("GlobalNet") for the purpose of acquiring the Phoenix office and assets of GlobalNet. On May 31, 2000, 24x7 acquired GlobalNet's Phoenix operations in a stock-for-assets exchange.

     The 24x7 team of personnel (most of whom are now employed by Digital) is experienced in developing global, multi-lingual, high-end, Web businesses. For almost 18 months, the 24x7 team, while working for GlobalNet, developed and matured 18 award winning financial media, online trading and corporate web sites. The 24x7 team has also developed applications to work with sophisticated securities trading systems, feed integration, automated billing/project management systems, a content distribution system (being used by Yahoo, MSN, ON24 and others), remote publishing systems and an advertising server. All of these technologies are in active use. The largest site in the portfolio is the award winning money channel for Freeserve (NASDAQ: "FREE") called "UK-invest.com." Other sites include the money channels for World Online (AEX:
"WRDOL"),  one  of  the  largest  ISP's  in  Europe.

     As a result of this merger, Digital is now in the business of providing complete outsourced IT solutions for professional businesses, who engage Digital to assist with tactical and strategic Internet and technology development, maintenance and support. These services include Web site development and maintenance, hardware and software architecture, product research and development, customer development and services, revenue stream development, business development programs (technology driven) and other technology contributions.

     At the time of this merger, 24x7 had a staff of 30 people involved in, among other things, active development and support of GlobalNet's Web sites. As part of its acquisition agreement with GlobalNet, 24x7 entered into a development agreement to provide ongoing guidance and development work for GlobalNet. This agreement is scheduled to run out in November 2000.

OTVnet

     On September 19, 2000, OTVnet was acquired in a stock-for-stock transaction in which Digital exchanged 2,912,000 shares of Digital Stock for 100% of the outstanding shares of OTVnet common stock. In addition, Digital issued 300,000 shares of Digital Stock to three creditors of OTVnet in exchange for debt cancellation. As a result of this acquisition, OTVnet became a wholly-owned subsidiary of Digital.

     Founded in 1998, OTVnet designs and manages comprehensive Human Resources Systems for the unionized construction industry, specifically, the design and development of benefits-specific Internet sites for multi-employer union pension, health and welfare trust organizations. OTVnet has created an industry leading Benefits Trust Web product and is positioning itself to serve unionized trade organizations on a nationwide basis.

N2Plus

     On September 20, 2000, N2Plus was acquired in a merger transaction in which Digital exchanged 1,000,000 shares of Digital Stock for 100% of N2Plus' outstanding common stock. Following this merger, N2Plus ceased to exist as a separate entity and its assets and liabilities became combined with Digital's assets and liabilities.

     N2Plus' flagship product, n2PlusSynergy TM, helps businesses create private labeled, instant online eCommerce stores in a fully integrated solution. n2PlusSynergy TM will complement Digital's suite of Internet Business
Applications, enabling business aggregators, portals and web developers to better serve, monetize and retain their customers. Founded by award winning technologist Brian Pollack, N2Plus was, prior to the merger, a business-to-business application service provider.

     The combined companies (Digital, 24x7, N2Plus and OTVnet) will focus primarily on three principal areas of business:

- The further pursuit of Venture Technology partner-clients for the rapid deployment of complete electronic businesses.
- The further development of our product line of Internet Business Applications, which will span content, commerce, community, and communication.
- The further development of wireless applications for conducting remote electronic business.

In addition, we will offer general eCommerce and eBusiness consulting in the areas of our expertise, such as:

Strategic planning, creative design, corporate brand development, technical architecture and complex information and integration systems.

     The Common Stock issued by us in the acquisition and merger transactions described above was issued in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended, contained in Regulation D, Rule 506. No Common Stock was issued to nonaccredited investors in any of the transactions.

Recent  Contracts  for  Services
--------------------------------

     In May 2000, Digital entered into a contract with PlanetLinxs.com International, Inc. pursuant to which Digital was retained to design, develop, implement, maintain and host the ChinaReform Website. We expect to complete the first phase of this agreement during the second quarter of this fiscal year. Payment for our services on the first phase is expected to equal $350,000 in cash plus a small amount of capital stock in ChinaReform.com, a British Virgin Isles corporation. We are in negotiations with PlanetLinxs to obtain an engagement for the second phase of the project.

     In August 2000, we entered into a contract with StoreChoice, Inc. to design, develop, implement, maintain and host the StoreChoice Convenience Shopping Portal. We should complete the first phase of this engagement in the second quarter, as well, with first phase revenues expected to be $250,000 in cash plus a small amount of equity in StoreChoice, Inc.


Employees
---------

     As of September 25, 2000, Digital had 44 employees, six of whom (employees of OTVnet) are represented by a union. Digital believes its relations with its employees is good.

Competition
-----------

     The Internet, Web development and eBusiness Builder industries are highly competitive. Our competitors range from development stage companies to major domestic and international companies, many of whom have:

- substantially greater financial, technical, marketing and human resource capabilities;
-    established relationships with their customers;
-    name-brand recognition; and
-    established positions in the markets that we have targeted for penetration.


ITEM  2.  DESCRIPTION  OF  PROPERTY

     We do not own any real property. However, we are currently leasing the office space described below:

     1. Approximately 3,200 square feet at 1860 El Camino Real, Suite 100, Burlingame, California, pursuant to a verbal agreement of sublease with M&A West, Inc., Lessee of the premises. The lease expires December 31, 2002, and monthly rent is $7,360. M&A West, Inc. is an affiliate of ours. See Item 12.
                                 --------

     2. Approximately 8,500 square feet at 21436 North 20th Avenue, Phoenix, Arizona, pursuant to a 36 month operating lease initiated in July 2000. As of September 26, 2000, 33 months remain on the lease with monthly rent at $7,100.


     3. Approximately 3,500 square feet at Nancy Ridge Drive, San Diego, California at $5,800 per month. The lease term will expire on
           June 14, 2000.



ITEM  3.  LEGAL  PROCEEDINGS

     We are not directly involved in any pending legal proceedings and are not aware of any contemplated proceeding by any governmental authority. However, OTVnet, which we acquired on September 19, 2000, is a party to the lawsuit described below.

     The  style  of  the case is Jonathan Neil & Associates, Inc. (plaintiff) v.
                                 -----------------------------------------------
Online  Television Network Services aka Online Television Network Services, Inc.
--------------------------------------------------------------------------------
dba  OTVNET.  The  case  is  pending  in the Los Angeles County Municipal Court,
-----------
having  been  filed  prior  to  our  acquisition  of  OTVnet.

     The plaintiff is seeking damages in the amount of $25,569.32 plus pre-judgment interest, attorney's fees and court costs for breach of contract for an executive search or placement ("headhunting")services allegedly supplied to OTVnet. OTVnet has filed an answer in the suit and intends to vigorously contest it.

     In connection with the acquisition of OTVnet, Kenneth A. Paganini and Jack Zwart, the majority stockholders of OTVnet (prior to the acquisition) have agreed to indemnify us in the event OTVnet loses the case.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On July 31, 2000, the holders of more than a majority (50.8%) of Digital Stock approved by written consent (a) the merger with 24x7, (b) an amendment to Digital's Articles of Incorporation, as amended, to increase its authorized common stock, $0.001 par value, from 31,250,000 shares to 50,000,000 shares; and
(c) the election of two additional persons to the Digital Board of Directors to fill vacancies on the Board and to comply with the provisions of the 24x7 merger agreement requiring the election of John C. Flanders, Jr. (the Chief Executive Officer of 24x7) to the Board upon consummation of the merger. The second person elected to the Board was Jon Winters, pending closing of the 24x7 merger. However, Mr. Winters, the former Chief Operating Officer of Digital, left Digital in August 2000 to pursue other employment.

     Under Nevada law, no meeting of the stockholders was required to approve the 24/7 merger if a majority of the shares of Digital Stock were voted in favor of the above actions. However, Digital did provide its stockholders with an Information Statement on Schedule 14C concerning such actions.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Market  Information
-------------------

     On February 11, 2000, Digital Stock began trading on the Over-the-Counter Bulletin Board regulated by the National Association of Securities Dealers, Inc. and trades under the symbol "DGBI". The table set forth below presents the high and low bid prices of Digital Stock for the periods indicated. However, since the Digital Stock is traded on the Over-the-Counter Bulletin Board, the following prices may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     Common  Stock                    High               Low
     -------------                    ----               ---

     Quarter Ended March 31, 2000    $12 3/4              $3

     Quarter Ended June 30, 2000     $5  3/8              $1 1/2

     On  September  25, 2000, the closing price of the Digital Stock was $2.0625

Holders
-------

     As of September 25, 2000, there were approximately 10 holders of record and 1,500 beneficial holders of Digital Stock.

Dividend  Policy
----------------

     In connection with agreement with Black Stallion Management, Inc. in January 2000, we forward split our shares of Common Stock and issued to our stockholders an extra 0.25 shares of Common Stock for each share outstanding. This forward split was not treated as a dividend. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this Form 10-KSB, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in this discussion and elsewhere in this Form 10-KSB.

Overview
--------

     Our net revenues are derived primarily from providing professional services to clients who are creating eBusinesses or are traditional "brick and mortar" retail businesses rethinking or expanding their existing businesses to integrate eBusiness capabilities. We expect that our revenues will be driven primarily by the number and scope of our client engagements and by our professional services headcount. Net revenues from any given client will vary from period to period. To the extent that any significant client uses less of our services or terminates its relationship with us, our net revenues could decline substantially. As a result, the loss of any significant client could seriously harm our business and results of operations.

     We generally provide our services on a time and materials basis, but we also provide them on a fixed fee basis. When we provide fixed-fee engagements, we use an internally developed process to estimate and propose fixed fees. The estimation process accounts for standard billing rates particular to each project, the technology environment and application type to be applied, and the project's timetable and overall technical complexity.

     For the year ended June 30, 2000, 100% of net revenues were derived from time and materials contracts. Net revenues pursuant to time and materials contracts are generally recognized as services are provided. Net revenues pursuant to fixed-fee type contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs). Net revenues exclude reimbursable expenses charge to clients. For the year ended June 30, 2000, all of our clients were located within North America and all net revenues were denominated in U.S. dollars.

     Professional services expenses primarily consist of compensation and benefits for our employees engaged in the delivery of professional services. Professional services margins reflect net revenues less professional services expenses which are incurred regardless of whether or not the employee's time is billed to a client. We expect that our professional services expenses will increase over time due to wage increases and inflation. Our professional services margins are affected by trends in the percentage of professional services employees' time that is billed to clients, and will vary in the future. Any significant decline in fees billed to clients or the loss of a significant client would materially adversely affect our professional services margins.

     We expect selling, marketing, and general and administrative expenses to increase in absolute dollars as we expand our sales and marketing efforts and increase our recruiting efforts in order to attract additional professional services employees.

     Despite growth in our net revenues to date, we have not been profitable. Our net losses may not decrease proportionately with any future increase in our net revenues primarily because of our likely increased expenses related to the expansion of the number of our offices and increased investment in our knowledge management and operations infrastructure. To the extent that future net revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected.

     Digital anticipates that a large portion of its future growth and success will depend on a successful integration of acquired personnel, operations, products and technologies of Digital, 24x7, N2Plus and OTVnet. The success of the integration depends upon, among other things, our ability to retain and motivate key personnel and retain customers of these four firms. We cannot guarantee that we will be able implement a successful integration and that we will retain such customers.



Results  of  Operations
-----------------------

Revenues
--------

     Total revenues for the year ended June 30, 2000 was $523,502 and $46,000 for the year ended June 30, 1999. Since our inception, we have generated almost all of our revenues from services provided to affiliated companies. Sales to these companies represented 98% of revenues for the year ended June 30, 1999 and 100%% of total revenues for the year ended June 30, 2000. We should have considerably less reliance on these affiliates in the year ending June 30, 2001.

Cost  of  Sales
---------------

     Cost of sales includes salary allocation of marketing and technical personnel for time spent on web site development, design, implementation and market research. Employees' time is tracked internally and expensed against client projects. Other costs of sales include the gross cost for media placement, print materials and web hosting services and maintenance. Costs of sales for the year ended June 30, 1999 was $13,952 and $280,095 for the year ended June 30, 2000.

Operating  Expenses
-------------------

     a. Salaries and Benefits consist of compensation and related expenses for personnel. Salaries and benefits for the year ended June 30, 1999 were $41,202 and $549,667 for the year ended June 30, 2000. We expect these costs to increase in absolute dollars in future periods as we expand our executive and technical staff to support the growth of our operations.

     b. Professional Fees consists of legal, accounting and recruiting fees. Professional fees were $0 for the year ended June 30, 1999 and $112,813 for the year ended June 30, 2000.

     c. Office Expenses for the year ended June 30, 1999 were $9,125 and $146,980 for the year ended June 30, 2000. Prior to January 2000, certain office expenses were incurred by an affiliated company and were not charged to us.

     d. Other Expenses include trade show costs and advertising and sales and marketing costs. These costs are expensed as incurred and totaled $0 for the year ended June 30, 1999 and $170,416 for the year ended June 30, 2000.

     e. Depreciation is calculated on a straight-line basis with assets recorded at cost and depreciated with a life of five years for computers and seven years for furniture and equipment.

Income  Taxes
-------------

     No provision for federal and state income taxes has been recorded because we have incurred net operating losses since inception. As of June 30, 2000, we had available for federal and California purposes net operating loss carryforwards approximating $745,000 and $372,500, respectively. The federal and California carryforwards are available to offset future taxable income and expire beginning in fiscal 2019 and 2004, respectively. Deferred income tax assets arising from such loss carryforwards have been fully reserved as of June 30, 2000 and 1999.

Liquidity  and  Capital  Resources
----------------------------------

     Net cash used in operating activities was $737,987 for the twelve months ended June 30, 2000.

     Net cash used in investing activities was $38,863 for the twelve months ended June 30, 2000 which was primarily used to purchase computer equipment and office furniture.

     Net cash provided by financing activities was $890,592, in the twelve months ended June 30, 2000 primarily from advances received from two entities. No repayment terms have been defined. The total amount has been reflected as a current liability in the financial statements.

     We currently anticipate that our available cash resources combined with proceeds from capital raising transactions will be sufficient to meet anticipated working capital and capital expenditure requirements through the end of the our second quarter of the fiscal year ending June 30, 2001. We are actively seeking to raise additional funds. Prior to the September 20, 2000 acquisition by Digital of 24x7,N2Plus and OTVnet, Digital raised approximately $264,000 of additional paid-in capital. The combined companies anticipate raising additional funds to fund expansion, to increase marketing and sales efforts and to acquire complementary products and technology. If adequate funds are not available on acceptable terms, our business, results of operation and financial condition could be materially adversely affected.

Ability  to  Raise  Capital
---------------------------

     We currently plan to raise additional capital during our first two quarters of our fiscal year ending June 30, 2001. We expect to use the proceeds from any such capital raising transactions for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses and technologies that are complementary to ours. If we do not successfully address the need to raise capital, our ability to continue to conduct business would be seriously harmed.


Risk  Factors
-------------

We may not realize the synergies and other intended benefits of our recent acquisitions.

     Digital's recent mergers and acquisitions of 24x7, OTVnet and N2Plus involve the integration of four companies that have previously operated independently. There can be no assurance that the combined companies will not encounter significant difficulties in integrating their respective operations or that the benefits expected from such integration will be realized. In addition, the achievement of the benefits expected from such integration will require the combined companies to incur significant costs in connection with, among other things, network and sales force expansion. The realization of such costs, as well as other unexpected costs or delays, in connection with such integration, could have a material adverse effect on the combined companies' business, financial condition or results of operations.

     Among the factors considered by the Digital Board in connection with its approval of these acquisitions and mergers were the opportunities for revenue growth and operating cost savings that could result from the combinations. General economic conditions and other factors beyond the combined companies' control may limit our ability to achieve these benefits. Accordingly, there can be no assurance as to whether or in what time frame any revenue growth or anticipated cost savings will be realized.

We  may  be  unable  to  compete  successfully  in  a highly competitive market.

     The Internet, Web development and eBusiness Builder industries are highly competitive. Our competitors range from development stage companies to major domestic and international companies, many of whom have:

- substantially greater financial, technical, marketing and human resource capabilities;
-    established  relationships  with  their  customers;
-    name-brand  recognition;  and
-    established positions in the markets that we have targeted for penetration.

We may have difficulty overcoming problems associated with rapid expansion and growth.

     As a result of our recent acquisitions and mergers, we intend to further develop and expand our combined businesses. In order to accomplish these goals, we will need to implement enhanced operational and financial systems and will likely require additional management, operational and financial resources. We cannot assure you that the combined companies will successfully implement and maintain such operational and financial systems or successfully obtain, integrate and utilize the management, operational and financial resources necessary to manage a developing and expanding business in an evolving and increasingly competitive industry. Failure to implement such systems successfully or use such resources effectively could have a material adverse effect on the combined companies' business, financial condition or results of operations.

We  have  a  limited  operating  history  and  have  made  no  profit  so  far.

     We have a limited operating history and have been in business just over a year. While we are generating revenues, we have not booked any profits so far.

Future acquisitions could result in dilution, operating difficulties and other harmful consequences.

     If appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products that we believe are strategic. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

- diversion of management time during the period of negotiation through closing and further diversion of such time after closing from focus on operating the businesses to issues of integration and future products and services;
- decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business;
- the need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management and the lack of control if such integration is delayed or not implemented; and
- the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition may have been smaller, privately-held companies.

Our  success  depends  on  attracting  and  retaining  key  personnel.

     The successful development, marketing and design of our products and services will depend upon the skills and efforts of a small group of management and technical personnel, including Aaron Lang, our President, John C. Flanders, Jr., our Chief Executive Officer, and Brian Pollack, Chief Technology Officer.

The loss of any of our key personnel could adversely impact our ability to execute our business plan and strategy. Furthermore, recruiting and retaining qualified executive, technical, marketing and support personnel in our emerging industry in the future will be critical to our success and we cannot assure you that we will be able to do so. We do not maintain "key-man" life insurance on any of our key personnel.

We may be unable to obtain the additional capital needed to operate and grow our business, thereby requiring us to curtail or cease operations.

     Our capital requirements in connection with the development and expansion of our business have been and will continue to be substantial. We will require additional funds to design new products and services and to run our operations. We cannot assure you that we can obtain any significant additional financing on commercially attractive terms, in a timely fashion, in sufficient amounts or at all. If adequate funds are not available, we may have to scale back our operations, including product development and design, as well as marketing activities, all of which could cause us to lose both customers and market share and ultimately cease operations.

We  are  subject  to  technological  changes.

     The market for Internet-based products and services is characterized by rapid technological developments and frequent new product and service introductions. The emerging character of these products and services and their rapid evolution will require that we continually monitor new offerings and improve the performance, features and reliability of our Internet-based products and services. We cannot assure investors that we will be successful in responding quickly, cost effectively and sufficiently to these developments.

Our  intellectual  property  rights  may  be  challenged.

     We are developing proprietary Internet software and have filed or will file applications for certain trademarks, service marks, domain names and other proprietary rights, which we either currently have or may have in the future and which we believe to be important to our business. Given the uncertain application of existing copyright and trademark laws to the Internet, we cannot assure investors that existing laws will provide adequate protection for our technologies, sites or registered domain names. Policing unauthorized use of our technologies, content and other intellectual property rights entails significant expenses and could otherwise be difficult or impossible to do, given, among other things, the global nature of the Internet. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks and other intellectual property of third parties by us or our licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

We  are  subject  to  evolving  Internet  regulations.

     New laws, guidelines and regulations may be adopted covering areas such as access, content, taxation, encryption, communications and pricing and quality of Internet products and services. To the extent we provide such Internet products and services, we may be subject to the provisions of existing and future laws, guidelines and regulations that could be applied to our operation. Such laws, guidelines and regulations could limit the growth of the Internet and harm our business.

Listing on OTC Bulletin Board; Limited Trading Market; "Penny Stock" Regulations may impose certain restrictions.

     Our Common Stock has been quoted on the OTC Bulletin Board since February 11, 2000. Our Common Stock has only a limited trading market. We cannot assure you that a more active trading market will develop or, if developed, that it will be maintained. We cannot predict the effect, if any, that the sale of restricted shares of Common Stock will have on the market price of the Common Stock. As a result, an investor might find it difficult to dispose of, or to obtain accurate quotations as to the value of, the Common Stock.

     In addition, as the Common Stock has a limited active trading market and the trading price of the Common Stock is less than $5.00 per share, trading in the Common Stock is subject to the requirements of Rule 15g-9 promulgated under the Exchange Act. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction. The Common Stock is also subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of purchasers of the Common Stock to sell their securities in the secondary market.

ITEM 7. FINANCIAL STATEMENTS

                                DIGITAL BRIDGE, INC

                                   BALANCE SHEET


June 30,                                                         2000       1999
===================================================================================
Assets

Current Assets:
  Cash and cash equivalents                                   $ 120,542   $  6,800
  Receivables                                                    57,856
  Prepaid expenses                                               30,661      5,000
-----------------------------------------------------------------------------------
                                                                209,059     11,800

Furniture and Equipment, net                                     41,591      6,917

Other Assets                                                     19,744      9,500
-----------------------------------------------------------------------------------

                                                              $ 270,394   $ 28,217
===================================================================================

Liabilities and Stockholders' Equity

Current Liabilities:
  Trade payables                                              $  91,223
  Accrued expenses                                               10,606      9,586
  Notes payable                                                 700,000
-----------------------------------------------------------------------------------
                                                                801,829      9,586
-----------------------------------------------------------------------------------

Stockholders' (Deficit) Equity:
  Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding;
  Common stock, $.001 par value, 31,250,000 and 13,250,000
     shares authorized in 2000 and 1999; shares issued and
     outstanding: 27,850,000 and 13,250,000 in 2000 and 1999     22,280   $ 13,250
  Additional paid-in capital                                    205,312     23,750
  Accumulated deficit                                          (759,027)   (18,369)
-----------------------------------------------------------------------------------

                                                               (531,435)    18,631
-----------------------------------------------------------------------------------

                                                              $ 270,394   $ 28,217
===================================================================================

    The accompanying notes are an integral part of the financial statements.

                              Digital Bridge, Inc.

                             Statement of Operations



For the years ended June 30,                                 2000        1999
================================================================================


Revenue                                                   $ 523,502   $  46,000

Cost of Sales                                               280,095      13,952
--------------------------------------------------------------------------------

Gross Profit                                                243,407      32,048
--------------------------------------------------------------------------------

Operating Expenses:
  Salaries and benefits                                     549,667      41,202
  Professional fees                                         112,813
  Office expenses                                           146,980       9,215
  Other                                                     170,416
  Depreciation                                                4,189
--------------------------------------------------------------------------------

                                                            984,065      50,417
--------------------------------------------------------------------------------

Net Loss                                                  $(740,658)  $ (18,369)
================================================================================

Loss per Common Share                                     $  0.0267    ($0.0014)
================================================================================

    The accompanying notes are an integral part of the financial statements.


     Digital Bridge, Inc.
     Statement of
     Shareholders' Equity


=================================================================================================
                               Number       Additional     Total
                              of Shares       Common      Paid-In     Accumulated   Stockholders'
                             Outstanding      Stock       Capital       Deficit        Equity
                                       -   $         -   $       0   $          -

Common stock issued           13,250,000   $    13,250   $  23,750                  $     37,000

Net loss                                                             $    (18,369)       (18,369)

-------------------------------------------------------------------------------------------------

                              13,250,000        13,250      23,750        (18,369)        18,631

Common stock issued,
   as recapitalized           14,600,000         9,030                                     9,030

Additional paid-in capital                                 181,562                       181,562

Net loss                                                                 (740,658)      (740,658)
-------------------------------------------------------------------------------------------------

                              27,850,000  $     22,280  $  205,312  $    (759,027)  $   (531,435)
=================================================================================================

    The accompanying notes are an integral part of the financial statements.


Digital  Bridge,  Inc.

Statement  of  Cash  Flows


For the years ended June 30,                                   2000       1999
================================================================================

Operating Activities:
  Net loss                                                  $(740,658)  $(18,369)
  Adjustments to reconcile net loss to
     net cash used by operations:
    Depreciation                                                4,189
    Increase in:
      Receivables                                             (57,856)         -
      Prepaid expenses                                        (25,661)    (5,000)
      Other assets                                            (10,244)    (9,500)
      Accounts payable                                         91,223          -
      Accrued expenses                                          1,020      9,586
--------------------------------------------------------------------------------
      Net cash used by operating activities                  (737,987)   (23,283)
--------------------------------------------------------------------------------

Investing Activities:
  Purchase of furniture and equipment                         (38,863)    (6,917)
--------------------------------------------------------------------------------

      Net cash used by investing activities                   (38,863)    (6,917)
--------------------------------------------------------------------------------

Financing Activities:
  Proceeds from notes payable                                 700,000
  Proceeds from issuance of common stock
     and receipt of additional paid-in capital                190,592     37,000
--------------------------------------------------------------------------------

      Net cash provided by financing activities               890,592     37,000
--------------------------------------------------------------------------------

(Decrease) Increase in Cash and Cash Equivalents              113,742      6,800

Cash and Cash Equivalents, beginning of period                  6,800          -
--------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                    $ 120,542   $  6,800
================================================================================

    The accompanying notes are an integral part of the financial statements.

                                    Notes to Financial Statements
                                         Digital Bridge, Inc.

Note 1 -  Organization:            Digital Bridge, Inc. (the Company) is a corporation organized under the laws of the State of Nevada for the purpose of doing business as a provider of website development and management services.

                                   Effective January 31, 2000, the Company and its shareholders entered into a Reorganization and Stock Purchase Agreement with
                                   Black Stallion Management, Inc. (Black Stallion), a Nevada
                                   corporation.  Black Stallion was a publicly traded shell company which prior to the merger was considered a development stage company as defined in Statement of Financial Accounting Standards
                                   No. 7.  Under the terms of the agreement, the Company's
                                   shareholders agreed to exchange 100% of their common stock for 20 million shares of common stock of Black Stallion.  All references to the Company in these financial statements refer to the merged entity.

Note 2 -  Summary of Significant   a.  Basis of Presentation:
          Accounting Policies:         ---------------------

                                       The Company maintains its accounts on the accrual basis of accounting.  The preparation of financial statements in
                                       conformity with generally accepted accounting principles
                                       requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and
                                       disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimates.

                                   b.  Cash and Cash Equivalents:
                                       -------------------------

                                       For purposes of the statement of cash flows, the Company
                                       considers all highly liquid instruments purchased with a
                                       maturity of three months or less to be cash equivalents (of which there are none as of June 30, 2000 and 1999).

                                   c.  Depreciation:
                                       ------------

                                       Fixed assets are recorded at cost.  Property and equipment is depreciated on a straight-line basis over estimated useful lives ranging from five to seven years.

                                   d.  Revenue Recognition:
                                       -------------------

                                       The Company records revenue based upon specific contract rates for website development and management  services rendered.

                                   e.  Advertising Costs:
                                       -----------------

                                       The Company expenses all advertising costs, including direct response advertising costs, as they are incurred.

                                   f.  Loss Per Share:
                                       --------------

                                       The computation of loss per share is based on the weighted average number of shares outstanding during the period
                                       presented in accordance with Statement of Financial Accounting
                                       Standards No. 128, "Earnings Per Share". (See Note 8)


Note 2 -  Summary of Significant   g.  Recently Enacted Accounting Standards:
          Accounting Policies          -------------------------------------
          (continued):
                                       Statement of Financial Accounting Standards (SFAS) No. 130,
                                       "Reporting Comprehensive Income", SFAS No. 131, "Disclosures
                                       about Segments of an Enterprise and Related Information", SFAS
                                       No. 132, "Employer's Disclosure about Pensions and Other
                                       Postretirement Benefits", SFAS No.133 (as amended by SFAS No.
                                       137 and 138), "Accounting for Derivative Instruments and
                                       Hedging Activities", SFAS No. 134, "Accounting for Mortgage-
                                       Backed Securities ", and SFAS 135, "Rescission of FASB No. 75
                                       and Technical Corrections", were recently issued.  SFAS No.
                                       130, 131, 132, 133 (as amended), 134 and 135 have no current application to the Company or their effect on the financial statements would not have been significant.

                                   h.  Reclassifications:
                                       -----------------

                                       Certain items in the 1999 financial statements have been
                                       reclassified to conform to the fiscal 2000 presentation.  Such reclassifications have no significant effect on either net income or stockholders' equity.


Note 3 -  Furniture and Equipment      Furniture and equipment, at cost, is summarized as follows as of



 June 30, 2000 and 1999:

                                       2000        1999

Office equipment                     $33,210      $6,917
Furniture and fixtures                12,751
----------------------------------------------------------

                                      18,553       6,917
Less accumulated depreciation         (4,237)          -
----------------------------------------------------------

                                     $41,591      $6,917
==========================================================

Depreciation expense amounted to $4,237 and $0 for the periods ended June 30, 2000 and 1999, respectively.

Note 4 -  Lease Commitments:  The Company leases office space under an operating lease which expires December 31, 2002.  Rent expense approximated $44,160 and
                              0 for the years ended June 30, 2000 and 1999, respectively.  As of June 30, 2000, future minimum lease payments, by fiscal year, are as follows:


        Year ended May 31,

              2001                              $ 90,240
              2002                                94,080
              2003                                48,000
----------------------------------------------------------
                                                $232,320
==========================================================


Note 5 -  Income Taxes:    No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception.  As of June 30, 2000, the Company has available for federal and California purposes net operating loss carryforwards approximating $745,000 and $372,500, respectively.  The federal and California carryforwards are available to offset future taxable income and expire beginning in fiscal 2019 and 2004, respectively.  Deferred income tax assets arising from such loss carryforwards have been fully reserved as of June 30, 2000 and
                                                                                       1999.

Note 6 -  Notes Payable:   Notes payable as of June 30, 2000 consist of advances received from two entities. No repayment terms have been defined.  The total amount has been reflected as a current liability in the financial statements.

Note 7 -  Stock Options:   The Company had drafted a stock incentive plan for directors, officers, employees and consultants of the Company and affiliated companies, which would have provided for nonqualified and
                           incentive stock options.  The plan has not been finalized as of
                           June 30, 2000 and as such, no adjustments to the financial statements have been made to account for any of the plan's proposed provisions.



Note 8 -  Loss Per Share:  The following information reflects the amount used in computing income (loss) per share:


                                           For the           For
                                          Year Ended      Year Ended
                                        June 30, 2000   June 30, 1999

Income (loss) from
  continuing
  operations available
  to common
  shareholders
  (numerator)                           $     (740,658)    ($18,369)

Weighted average
  number of common
  shares outstanding
  used in loss per
  share for the
  period (denominator)                      27,779,300   13,250,000
======================================================================

Note 9 -   Economic Dependence and  Through June 30, 2000, the Company generates the majority of its
           Related Party            revenues from services provided to affiliated companies.   Sales
           Transactions:            to these companies for the periods ended June 30, 2000 and 1999, represent 100% and 98%, respectively, of total revenues.
                                    As of June 30, 2000 and 1999, accounts receivable from these affiliated companies totaled $47,856 and $0, respectively.

                                    During the periods ended June 30, 2000 and 1999, certain expenses incurred by an affiliated company on behalf of the Company were not charged to the Company.

Note 10 -  Business Risks:          The Company's failure to secure financing or its ability to generate sufficient cash flows through operations may have a material adverse impact on the Company's future operations and financial position.  Subsequent to June 30, 2000, the Company entered into several agreements wherein it planned to purchase
                                    100% of three separate non-public companies through the issuance of common stock with an aggregate estimated value of $29,276,700
                                    (See Note 12 for additional information).  The Company may still need to raise additional funds to develop or enhance their service offerings and to fund expansion; failure to do so could affect the
                                    Company's ability to pursue future growth.

Note 11 -  Reorganization and       Effective January 31, 2000, the Company and its shareholders
           Stock Purchase           entered into a Reorganization and Stock Purchase Agreement with
           Agreement:               Black Stallion Management, Inc. (Black Stallion), a Nevada
                                    corporation.  Under the terms of the agreement, the Company's shareholders agreed to exchange 100% of their common stock for 20 million shares of common stock of Black Stallion.  In addition,
                                    Black Stallion agreed to a post-closing split of 1.25 to 1 forward stock split on its authorized, issued and outstanding stock, resulting in 27,750,000 post-closing shares of common stock issued and outstanding and 31,250,000 shares of common stock authorized.
                                    The Company's financial statements reflect the balances and activity immediately prior to the above transactions.


Note 12 -  Subsequent Events:       Subsequent to June 30, 2000 the Company entered into an agreement to purchase 100% of the outstanding common stock of 24x7
                                    Development.com, Inc., a Delaware corporation, in a merger transaction pursuant to which the Company will be the surviving entity.  As consideration, the Company will issue to the holders of 24x7 common stock an aggregate of 10,000,000 shares of the
                                    Company's common stock, with an estimated value of $20,600,000.

                                    Subsequent to June 30, 2000 the Company entered into an agreement to purchase 100% of the outstanding common stock of N2Plus, Inc., a Delaware corporation, in a merger transaction pursuant to which the Company will be the surviving entity.  As consideration the
                                    Company will issue to the holders of the N2Plus, Inc. common stock an aggregate of 1,000,000 of the Company's common stock with an estimated value of $2,060,000

                                    Subsequent to June 30, 2000 the Company entered into an agreement to purchase 100% of the outstanding common stock of Online
                                    Television Network Services, a California corporation, in a stock for stock transaction, pursuant to which Online Television Network
                                    Services will be a wholly owned subsidiary of the Company.  As consideration, the Company will issue to the holders of the Online
                                    Television Network Services an aggregate of 3,212,000 shares of the Company's stock with an estimated value of $6,616,700.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with our independent accountants since July 1, 1999



                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
PERSONS;  COMPLIANCE  WITH  SECTION 16(a) OF THE EXCHANGE ACT

Directors,  Executive  Officers,  Promoters  and  Control  Persons
------------------------------------------------------------------

     The officers, directors, nominees and control persons of Digital are as follows:


Name                                 Age            Position           Held Office Since
---------------------------------  -------  -------------------------  -----------------
Aaron C. Lang                           26  President                            4/17/00
                                            Director                             1/28/00

Kenneth A. Paganini                     51  Director                             9/20/00

Dawna J. Cilluffo                       26  Controller                           3/23/00

John C. Flanders, Jr.                   32  Chief Exec. Officer                  9/20/00
                                            Director                             9/20/00
                                            Treasurer                            9/20/00

K. David Crowell                        47  Chief Operating Officer              9/20/00

Brian M. Pollack                        24  Chief Technology Officer             9/20/00

Seth R. Pollack                         29  Executive Vice President-
                                            Corporate Development                9/20/00

Curtis L. Lovil                         39  Vice President-Technology            9/20/00
                                            Secretary                            9/20/00

John C. Flanders, Sr.                   51  Vice President-Finance               9/20/00

Scott L. Kelly                          36  Control Person                           n/a

M&A West, Inc.                         n/a  Control Person                           n/a


     All Digital directors are elected for one-year terms. All officers serve at the pleasure of the Board of Directors, which shall hold annual elections for such offices. Aside from the appointment of Mr. Flanders to the Digital's Board of Directors and to the office of Chief Executive Officer following the merger with 24x7 and the verbal agreement with M&A West, Inc., to appoint one member to the Board, there are no arrangements, understandings or contractual obligations between Digital and any other person requiring the nomination or election of any other person to Digital's Board of Directors or to any corporate offices.

     There exists a fraternal relationship between Seth and Brian Pollack and a paternal relationship between John C. Flanders, Sr. and John C. Flanders, Jr. Digital is not aware of any additional family relationships between any director, executive officer or person nominated or chosen to become a director or executive officer.

     Aaron Lang started his career in public relations, assisting small companies achieve greater market exposure. His primary focus was constructing promotional collateral, as well as creating and distributing public announcements for his clients. In 1997, he was one of the founders of Internet Marketing Associates ("IMA"), which provided small public and private companies exposure through the Internet. His team specialized in corporate web development as well as automating investor relations for public companies. In addition, he managed Internet marketing campaigns for several small, publicly traded companies. He assembled and managed a staff of independent web developers across the country. He has been involved in the Internet since 1994, and has developed dozens of corporate Internet campaigns for start-up businesses. In 1999, Mr. Lang renamed IMA to Digital Bridge, Inc. to better reflect the company's commitment to Internet technologies. Aaron has been Digital's President since April 17, 2000, and a member of its Board of Directors since January 28, 2000. He continues to direct the company to further growth through his expertise in Internet design, e-commerce consulting, corporate imaging and branding, sales and marketing deployment and public relations.


     Dawna Cilluffo joined Internet Marketing Associates, Inc., in July 1999 and was appointed to the position of Controller of Digital in March 2000. Internet Marketing Associates, Inc., was acquired by Digital in February 2000. Prior to joining Digital, Ms. Cilluffo was part of the financial team at MyPoints.com (NASDAQ: MYPT), from January 1999 to July 1999, where she was involved in that company's initial public offering and registration of its securities on SEC Form S-1. From February 1997 to July 1999, Ms. Cilluffo was employed by Montgomery

Financial Services Corporation where she served as Director of Marketing for the San Francisco Bay Area and also worked as a Senior Associate in client work. At Montgomery, Ms. Cilluffo had the opportunity to consult with companies in the biotechnology, public relations, Internet advertising and retail businesses. During her employment with Montgomery, Ms. Cilluffo also assisted Cohesion
Technologies (NASDAQ: CSON) in establishing accounting guidelines for cost accounting on FDA clinical trial studies and served as Controller of U. S. based operations for Kelsey Instruments, Ltd., whose business was supplying aircraft equipment to U. S. corporations and government entities. From December 1995 to January 1997, Ms. Cilluffo worked as a sales consultant for Technica, U.S.A., a leading supplier of consumables to the printed circuit board industry. Proficient in Italian and Japanese, Ms. Cilluffo lent translation services to Technica's vendors and clientele. She earned a Bachelor of Arts in International Studies from Miami University in 1995 and is completing her Juris Doctorate Degree at Santa Clara University School of Law. Digital's management believes that Ms. Cilluffo's finance background and her experience in working on the MyPoints initial public offering represent valuable assets to the Company and its clients entering public markets.

     John C. Flanders, Jr. was elected to the offices of Chief Executive Officer and Director on September 20, 2000, following the acquisition by Digital of 24x7. Mr. Flanders is a recognized leader in new media technologies. He was formerly President and Chief Executive Officer of 24x7. Prior to May 31, 2000, Mr. Flanders was the Chief Technology Officer for GlobalNet Financial.com for over 18 months. Prior to joining GlobalNet, Mr. Flanders was founder and Chief Executive Officer of a leading, nationwide developer network, CyberJunction.com Online, Inc. Prior to launching CyberJunction, he served as Vice President Sales and Marketing at eMergingMedia, Inc., a San Francisco based interactive agency. He also served in a management capacity at NETCOM Online Communications Services and THOR24. Before joining the technology industry, he was President and Chief Operating Officer of Flanders, Brunetti and Flanders Investment Management, Inc. Mr. Flanders currently serves on the Boards of Directors of M&A West, Inc., and Solosearch.com,Inc., both companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. Mr. Flanders also serves on the Boards of Directors of WiseCapital.com,Inc., a private venture capital firm, and StoreChoice.com,Inc., a convenience shopping portal.

     K. David Crowell was elected to the office of Chief Operating Officer of Digital on September 20, 2000, following the merger of 24x7 into Digital. He was previously the Vice President of Operations for 24x7 and was in senior management at Globalnet Financial. Mr. Crowell brings over 25 years of operational management, quality assurance and product management experience to Digital. Prior to joining Globalnet Financial, Mr. Crowell served as Manager of Training and Automation for Stratton Travel, where he was responsible for assisting travel agents by increasing their productivity through a series of in-house training classes, as well as writing scripts and programming. Prior to joining Stratton, Mr. Crowell was the Manager of Quality Assurance for Orbit Network, Inc. He also served as Director of Special Services for THOR24 where he was responsible for startup and development of new enterprises for the large travel consortium. As Manager of Training and Automation, he also automated the hotel program within the airline Global Distribution Systems for ABC Corporate Services/CSI division.

     Brian M. Pollack was elected to the office of Chief Technology Officer of Digital on September 20, 2000,following the merger of N2Plus into Digital. Mr. Pollack had five solid years in Internet research and development ("R&D") behind him, when he founded N2Plus in 1997. Leading N2Plus from a home-based start-up to a six-person operation, he was also responsible for N2Plus' market share and revenue, which grew 300% every two quarters from inception. Prior to forming N2Plus, Mr.Pollack served in lead technical positions for two Internet Service Providers (ISPs): Primenet/Global Center and Internet Direct, where he guided R&D, technical support and development. He was in a technology leadership roll during 3 mergers. One of the companies is now part of Frontier Corp., the nation's 4th largest telecommunications provider. Internet Direct, a company of 2 employees when Mr.Pollack joined, was acquired in 1995 by Mindspring Enterprises, the nation's 4th largest ISP. Before that, Mr.Pollack was the Network Engineer responsible for developing an American Express credit card automation system with an return on investment of $25 million. In 1992, he was one of 15 top programmers selected to participate in the USA Computer Olympiad.

     Seth R. Pollack became the Executive Vice President-Corporate Development for Digital following the merger of N2Plus into Digital on September 20, 2000.
Mr. Pollack joined N2Plus in 1998 and was responsible for overall growth of N2Plus, oversight of general business operations, as well as the financial and sales, marketing and business development strategies. Prior to joining N2Plus, Mr. Pollack held an executive management position with Adecco, a staffing provider with a global network of 3,300 branch offices and more than $10 billion in annual revenues. Prior to joining Adecco, Mr. Pollack led an intelligence organization with the U.S. Army and held a Top Secret Security clearance. Seth received a BS degree from Park College and a MBA from the University of Phoenix.

     Curtis L. Lovil was elected to the office of Executive Vice President of Operations and Secretary of Digital on September 20, 2000, following the acquisition by Digital of 24x7. His duties for Digital include coordination of production and programming for all active projects. Mr. Lovil began his career fifteen years ago as manager of operations for a travel industry corporation. Mr. Lovil worked with Orbit Network in California as a systems engineer, he then went on to co-found CyberJunction with John C. Flanders, Jr. Mr. Lovil has consulted with several companies such as IBM, EDS, PG&E and Fujitsu as a network systems engineer. Mr. Lovil joined Globalnet Financial as Director of Operations and then assisted in the founding of 24x7.

     John Flanders Sr. was elected to the office of Vice President of Finance of Digital on September 20, 2000, following the acquisition by Digital of 24x7. Mr. Flanders began his career as an electrical contractor. He founded and was the president of G & F Electrical Contractors. Over the past twenty-five years, he has gained valuable experience in operating a business. He has served as Vice President of Operations for Crocker Electrical Contractors, Inc. He was one of the founders of Flanders, Brunetti and Flanders Investment Management
Corporation. Mr. Flanders' extensive accounting and bookkeeping experience provide a invaluable asset to the daily financial operation of Digital.

     Kenneth A. Paganini was elected to our Board of Directors on September 20, 2000, following the merger of OTVnet into Digital. Mr. Paganini was the Chief Executive Officer of OTVnet prior to the merger with Digital. He is also the President and Chief Executive Officer of Paganini Electrical Contractors and Paganini Companies. He also serves as the Governor of District 9 for the National Electrical Contractors Association.

     Charles Bronitsky served Digital in the offices of President, Chief Executive Officer and Director from April 1999 until his resignation on June 27, 2000.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance
------------------------------------------------------------

     Based solely upon Digital's review of Forms 3, 4 and 5 and amendments thereto furnished to Digital under Rule 16a-3(a), except for the persons indicated below, during the fiscal year preceding the filing of this Annual Report, Digital is not aware of any person who was a director, officer or beneficial owner of more than ten percent of Digital's Common Stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, in a timely manner. Aaron C. Lang, the President of Digital, filed his Form 5 on September 25, 2000, which Form 5 was due to have been filed on August 14, 2000. To the knowledge of Digital, neither Scott L. Kelly nor M&A West, Inc. has filed a Form 5, which was due on August 14, 2000.

Standing  Audit,  Nominating  and  Compensation  Committees
-----------------------------------------------------------

     Digital presently has three Directors. The Board of Directors held four meetings during the preceding fiscal year and all directors in office at the time were in attendance at each such meeting.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to the Chief Executive Officer of Digital. No other executive officer or director of Digital received total annual salary and bonuses in excess of $100,000 during the fiscal year ended June 30, 2000:


                           SUMMARY COMPENSATION TABLE

            Annual  Compensation           Long-term Compensation
          ------------------------------   -----------------------
                                  Awards     Securities     Payouts
                                  ------                    -------
Name                                                       Under-
and                               Other    Restricted      lying              All
principal                         Annual   stock options   LTIP      other
position  Year  Salary   Bonus    Comp.    award(s)  SARs  Payouts   comp.
--------------  ------  --------  -------  --------  ----  --------  ------
Charles
 Bronitsky      2000    $121,000      -0-       -0-   -0-       -0-     -0-   -0-

-------------------

     As of September 25, 2000, the following management personnel were receiving annualized compensation in excess of $100,000 per year: John C. Flanders, Jr. $200,000, David Crowell $100,000 and Curtis L. Lovil $100,000.

Director  and  Officer  Liability  and  Indemnification
-------------------------------------------------------

     The Nevada Domestic Corporation Laws ("NDCL") permit a Nevada corporation to indemnify a director, officer, employee or agent for judgments or settlements, as well as expenses in the context of third-party actions, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interest of the corporation or, in the case of a criminal action, had no reasonable cause to believe his conduct was unlawful.

     The NDCL grants express authority to a Nevada corporation to purchase and maintain insurance for director and officer liability. Such insurance may be purchased for any officer, director, employee or agent, regardless of whether that individual is otherwise eligible for indemnification by the corporation.

     Article VII of Digital's Restated Articles of Incorporation provides that a director or officer of shall not be personally liable to Digital or its stockholders for damages for breach of fiduciary duty as a director or officer, except for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, and provides that any modification or repeal of
Article VII shall be prospective only and shall not adversely affect any limitation on the personal liability of a director or officer of Digital for acts or omissions prior to such repeal or modification.

     Article VIII of Digital's Restated Articles of Incorporation provides that every person who was or is a party, or is threatened to be made a party to, or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is the legal representative, is or was a director or officer of Digital, or is or was serving at the request of Digital as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the laws of the State of Nevada against all expenses, liability and loss (including attorneys' fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith.

     Digital's Bylaws contain similar, redundant provisions regarding indemnification in Article VII of the Bylaws.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Act"), may be permitted to directors, officers or persons controlling Digital pursuant to the provisions of its Articles of Incorporation or Bylaws, Digital has been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     As of September 25, 2000, there were 41,692,000 shares of Digital's Common Stock issued and outstanding. Each share of Common Stock is entitled to one vote. There is no cumulative voting of shares of Common Stock and stockholders have no preemptive rights. Digital has never paid dividends on its Common Stock and does not intend to in the future.

     The following table sets forth as of September 25, 2000, certain information with respect to all persons or groups known by management to be record or beneficial owners of more than 5% of the Digital's outstanding Common Stock, by each director of Digital, each named executive officer and by all current directors and officers as a group. Except as indicated in the footnotes to the following table, the listed stockholders hold sole voting and investment power over their respective shares. No shares of preferred stock have been issued or are outstanding.


                               No. of Shares  Percentage
Name and Address                   Owned       Ownership
-----------------------------  -------------  -----------
Scott Kelly(1)                     7,250,000       17.39%
583 San Mateo Avenue
San Bruno, CA 94066
  Stockholder

M&A West, Inc. (1)                 4,800,000       11.51%
583 San Mateo Avenue
San Bruno, CA 92066
  Stockholder

Aaron Lang                         6,250,000       15.00%
1860 El Camino Real
Burlingame, CA 94010
  President and a Director

John C. Flanders, Jr. (2)(3)       7,851,300       18.83%
16150 N. Arrowhead
Peoria, AZ 85382
  Chief Executive Officer
  and a Director

Kenneth A. Paganini                1,315,463        3.16%
190 Hubbell Street
San Francisco, CA 94107
   A Director

K. David Crowell                     100,000     -- % (4)
2377 W. Paradise Lane
Phoenix, AZ 85023
   Chief Operating Officer

Brian M. Pollack                     318,681     -- % (4)
17691 N. 52nd Drive
Glendale, AZ 85308
   Chief Technology Officer

Seth R. Pollack                      142,381     -- % (4)
17223 N. Fairway Court
Glendale, AZ 85308
   Executive Vice President

Curtis L. Lovil                      300,000     -- % (4)
25706 North 68th Drive
Peoria, AZ 85382
   Vice President-Technology

John C. Flanders, Sr.                200,000     -- % (4)
6861 West Pontiac Drive
Glendale, AZ 85308
   Vice President-Finance


All Officers and Directors
as a group (8 persons)            16,477,675       39.52%

------------------------

(1) Scott Kelly is the President and principal stockholder of M&A West, Inc. Mr. Kelly is the beneficial owner of 2,450,000 shares of Digital Common Stock and has voting and dispositive control with respect to the 4,800,000 shares owned of record by M&A West, Inc.

(2) John C. Flanders, Jr., is also a director on the Board of M&A West, Inc. However, Mr. Flanders has no voting or dispositive control over the shares of Common Stock owned beneficially by M&A West, Inc., as he owns
beneficially  only  10,000  shares  of  M&A  West,  Inc.,     common  stock.

(3) Mr. Flanders has direct ownership of 6,851,300 shares of Digital Common Stock and indirect beneficial ownership of the 1,000,000 shares of Digital Common Stock owned by DotCom Stables, Inc. Wise Capital Group, LLC, of which Mr. Flanders is a member, owns 1,250,000 shares of Digital Common Stock; however, Mr. Flanders disclaims in voting or dispositive control over the WiseCapital shares.

(4)     Owns  less  than  one  percent  (1  %)of  outstanding  Common  Stock.



ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Digital requires that all material transactions with affiliates be made on terms that are no less favorable to Digital than those that can be obtained from unaffiliated third parties. Such transactions must be approved by a majority of Digital's directors. For the year ended June 30, 1999 98%% of revenues were generated from sales to affiliated companies and 100%% of all sales for the year ended June 30, 2000. During this time frame, Digital was being incubated by M&A West, Inc., which incubation ended when M&A West, Inc. spun us off in January 2000. We anticipate considerably less reliance on these affiliates in the year ending June 30, 2001, and have not generated revenues through sales to such affiliates since June 30, 2000. While the company does not anticipate generating revenues from affiliates in the first quarter of the fiscal year ending June 30, 2001, Digital may seek to recover gross costs of advertising in the amount of $60,000 from an affiliated party. Digital has approached such affiliate and requested the amount be paid directly to the vendor used in delivering advertising on behalf of a related party. While Digital anticipates a favorable resolution, if this matter is not successfully resolved Digital may have to recognize a vendor debt of $60,000 in the first quarter of its fiscal year ending June, 30, 2001.

     John C. Flanders, Jr., was the largest holder of 24x7 common stock prior to the merger with Digital. Mr. Flanders also serves on the Board of Directors of M&A West, Inc., which was the largest holder of Digital Stock prior to the merger with 24x7. Digital is of the opinion that all dealings and negotiations with Mr. Flanders and 24x7 were conducted at arm's length.


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS
     --------


     Exhibit
       No.             Description
     --------          -----------

2.1 Reorganization and Stock Purchase Agreement with Black Stallion Management, Inc., effective January 31, 2000 (1)

2.2 Asset Purchase Agreement by and between 24x7 Development.com, Inc. and GlobalnetFinancial.com, Inc.(2)

2.3 Agreement and Plan of Merger between Digital Bridge, Inc. and 24x7 Development.com, Inc., dated as of July 31, 2000(3)

2.4 Agreement and Plan of Merger between Digital Bridge, Inc., N2Plus, Inc. and Certain of the Equity Holders of N2Plus, Inc. dated as of August 31, 2000(4)

2.5 Stock Purchase Agreement between Digital Bridge,Inc. and Stockholders of Online Television Network Services dated as of August 31, 2000(5)

3(i)(1)Certificate of Restated Articles of Incorporation of Digital Bridge,
     Inc.(2)

3(i)(2) Articles of Merger of 24x7 Development.com, Inc. into Digital Bridge,
     Inc.(2)

3(i)(3) Articles of Merger of N2Plus, Inc. into Digital Bridge, Inc. (2) 3(ii) Bylaws(6)


10.1 Lease Agreement by and between Nancy Ridge Technology Center, Inc.(Lessor) and Online Television Network Services (Lessee), dated August 25, 1998 (2)
10.2 Standard Industrial Lease Agreement between Thomas Pecht, et al (Lessors) and 24x7 Development.com, Inc., dated June 1, 2000 (2).
10.3 Standard Office Lease Agreement between Dr. Marco Chaves and George Chaves (Lessors) and M&A West, Inc., dated November 17, 1999 (2).
10.4 Website  Development  and  Maintenance  Agreement  by and  between  Digital
     Bridge,  Inc. and PlanetLinxs.com  International,  Inc., dated May 30, 2000
     (2).
10.5 Website Development and Maintenance Agreement by and between Digital Bridge, Inc. and StoreChoice, Inc., dated August 23, 2000 (2).
10.6 Statement re: Computation of Earnings Per Share(2)
21   Subsidiaries  of  the  Company(2)
23.1 Consent  of  Hood  &  Strong  LLP(2)
27   Financial  Data  Schedule(2)

-----------------
(1) Filed herewith as an exhibit is Exhibit 2 to Digital's Form 8-K dated February 9, 2000, and incorporated herein by reference.
(2)  Filed herewith.
(3) Filed herewith as an exhibit is Exhibit 2.1 to Digital's Form 8-K dated September 19,2000, and incorporated herein by reference.
(4) Filed herewith as an exhibit is Exhibit 2.2 to Digital's Form 8-K dated September 19, 2000, and incorporated here by reference.
(5) Filed herewith as an exhibit is Exhibit 2.3 to Digital's Form 8-K dated September 19, 2000, and incorporated herein by reference.
(6) Filed herewith as an exhibit is Exhibit 3 to Digital's Form 10-SB12G Registrant Statement (filed number unavailable)dated July 19, 1999, and incorporated herein by reference.

(B)  REPORTS  ON  FORM  8-K  FILED  DURING  THE FOURTH QUARTER OF 2000: None.
     -----------------------------------------------------------------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         DIGITAL  BRIDGE,  INC.


                         By:  /s/ Aaron Lang
                              ----------------------------------
                              Aaron Lang, President and Director

Date: September 26, 2000

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature/Date


By:  /s/  John  C.  Flanders,  Jr.
----------------------------------
John  C.  Flanders,  Jr.,
Chief  Executive Officer and a Director
Date:  September 26, 2000



By:  /s/  K.  David  Crowell
----------------------------------
    K.  David  Crowell
    Chief  Operating  Officer
Date:  September  26,  2000


By:  /s/  Brian  M.  Pollack
----------------------------------
    Brian  M.  Pollack
    Chief  Technology  Officer
Date:  September  26,  2000


By:  /s/  Seth  R.  Pollack
----------------------------------
    Seth  R.  Pollack
    Executive Vice President--Corporate Development
Date:  September  26,  2000


By:  /s/  Curtis  L.  Lovil
----------------------------------
    Curtis  L.  Lovil
    Vice  President-Technology
Date:  September  26,  2000


By:  /s/  John  C.  Flanders,  Sr.
----------------------------------
    John  C.  Flanders,  Jr.
    Vice  President-Finance
Date:  September  26,  2000


By: _____________________________
    Kenneth A. Paganini  Director




                                 EXHIBITS INDEX


EXHIBIT  NO.     DESCRIPTION
-----------      -----------

2.2  Asset  Purchase   Agreement  dated  June  5,  2000,  by  and  between  24x7
     Development.com, Inc. and GlobalnetFinancial.com, Inc.
3(i)(1) Certificate of Restated  Articles of  Incorporation  of Digital  Bridge,
     Inc.
3(i)(2) Articles of Merger of 24x7  Development.com,  Inc. into Digital  Bridge,
     Inc.
3(i)(3) Articles of Merger of N2Plus, Inc. into Digital Bridge, Inc.
10.1 Lease Agreement by and between Nancy Ridge Technology Center, Inc. (Lessor) and Online Television Network Services, dated August 25, 1998.
10.2 Standard Industrial Lease Agreement between Thomas Pecht, et al (Lessors) and 24x7 Development.com,Inc., dated June 1, 2000.
10.3 Standard Office Lease Agreement between Dr. Marco Chaves and George Chaves (Lessors) and M&A West, Inc.
10.4 Website Development and Maintenance Agreement by and between Digital Bridge, Inc. and PlanetLinxs.com International, Inc., dated May 30, 2000.
10.5 Website Development and Maintenance Agreement by and between Digital Bridge, Inc. and StoreChoice, Inc., dated August 23, 2000.
11   Statement re: Computation of  Earnings  Per  Share
21   Subsidiaries  of  the  Company
23.1 Consent of Hood & Strong LLP
27   Financial  Data  Schedule