Form 10KSB/A
period 2000-06-30
DIGITAL BRIDGE INC
filed 2000-10-19
CIK 1090052

THE COMPANY INADVERTENTLY OMITTED TO FILE AS AN EXHIBIT THE INDEPENDENT
        AUDITORS' CONSENT IN ITS FORM 10-KSB FILED ON SEPTEMBER 28, 2000.


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                       ----------------------------------
                                   FORM 10KSB/A
                       ----------------------------------
[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT  OF 1934 For the fiscal year ended  June 30, 2000.

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


                             Exhibit  Index:  Page  25

                                TABLE OF CONTENTS

PART  I
     Item  1
     Item  2
     Item  3
     Item  4
PART  II
     Item  5
     Item  6
     Item  7
     Item  8
     Item  9
PART  III
     Item  10
     Item  11
     Item  12
     Item  13


Independent  Auditors'  Report
Balance  Sheet
Income  Statement
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

Independent  Auditors'  Report


BOARD  OF  DIRECTORS
DIGITAL  BRIDGE,  INC.
Burlingame,  California


We have audited the accompanying balance sheet of DIGITAL BRIDGE, INC. as of June 30, 2000 and 1999 and the related statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of Digital Bridge, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We  believe  that  our  audits  provide  a  reasonable  basis  for  our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Bridge, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in new an rapidly evolving markets for internet products and services. As discussed in
Note 10 to the financial statements, the Company was only recently formed, and has not generated sufficient revenues to achieve profitability. Failure to secure financing or its ability to generate sufficient cash flows through operations may have a material adverse impact on the Company's operations and financial position. Management's plans in regards to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Hood  &  Strong  LLP

/s/  Hood  &  Strong  LLP

San  Francisco,  California

September  13,  20000

ITEM 7. FINANCIAL STATEMENTS

                                DIGITAL BRIDGE, INC

                                   BALANCE SHEET


June 30,                                                         2000       1999
===================================================================================
Assets

Current Assets:
  Cash and cash equivalents                                   $ 120,542   $  6,800
  Receivables                                                    57,856
  Prepaid expenses                                               30,661      5,000
-----------------------------------------------------------------------------------
                                                                209,059     11,800

Furniture and Equipment, net                                     41,591      6,917

Other Assets                                                     19,744      9,500
-----------------------------------------------------------------------------------

                                                              $ 270,394   $ 28,217
===================================================================================

Liabilities and Stockholders' Equity

Current Liabilities:
  Trade payables                                              $  91,223
  Accrued expenses                                               10,606      9,586
  Notes payable                                                 700,000
-----------------------------------------------------------------------------------
                                                                801,829      9,586
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