Form 10QSB
period 2000-09-30
DIGITAL BRIDGE INC
filed 2000-11-14
CIK 1090052

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                21436 N. 20th Avenue, Suite 4, Phoenix, AZ 85027
               (Address of principal executive offices) (Zip Code)


                                 (623)-773-3644
                           (Issuer's telephone number)



             1860 El Camino Real, #100, Burlingame, California 94010
    (Former name, former address and former fiscal year, if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 2000, 41,692,000 shares of common stock, par value $.001, were issued and outstanding.

Transitional  small  business  disclosure  format  (check  one): Yes [  ] No [X]

                         PART I - FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements.
  Index to Condensed Consolidated Financial Statements

    Condensed Consolidated Balance
    Sheet as of September 30, 2000 . . . . . . . . . . . . . . . . . . .  2

    Condensed Consolidated Statement
    of Operations for the Three Months
    Ended September 30, 2000 . . . . . . . . . . . . . . . . . . . . . .  3

    Condensed Consolidated Statement
    of Cash Flows for the Three Months
    Ended September 30, 2000 . . . . . . . . . . . . . . . . . . . . . .  4

    Notes to Condensed Consolidated
    Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .  5

                                    DIGITAL BRIDGE, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)
                                     SEPTEMBER 30, 2000



                                                           Sept 30       June 30     Sept 30
                                                             2000          2000       1999
--------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $   123,663   $   167,951    95,965
  Receivables                                                184,992       142,109    43,930
  Prepaid expenses                                            24,748        59,128     5,070
--------------------------------------------------------------------------------------------
                                                             333,403       369,188   144,965
FURNITURE AND EQUIPMENT, net                                 278,491       314,511    38,693
OTHER ASSETS                                                  36,592        39,977    13,581
--------------------------------------------------------------------------------------------
                                                         $   648,486   $   723,676   197,239
--------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade payables                                         $   201,692   $   256,792    12,056
  Accrued expenses                                            63,010        17,099     9,545
  Leases payable                                              74,569        73,764         -
--------------------------------------------------------------------------------------------
                                                             339,271       347,655    21,601
--------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES
  Leases payable                                               1,770         4,551         -
  Notes payable                                              867,620       967,176         -
--------------------------------------------------------------------------------------------
                                                           1,208,661     1,319,382    21,601
--------------------------------------------------------------------------------------------
STOCKHOLDERS' (DEFICIT) EQUITY:
--------------------------------------------------------------------------------------------
  Common stock, $.001 par value, 50,000,000 authorized
     and 41,692,000 issued and outstanding                    41,692        41,692    41,692
  Stock subscription receivable                              (20,000)      (20,000)        -
  Additional paid-in capital                               2,832,147     2,049,825    59,432
  Retained earnings (deficit)                             (3,414,014)   (2,667,223)   74,514
--------------------------------------------------------------------------------------------

                                                            (560,175)     (595,706)  175,638
--------------------------------------------------------------------------------------------

                                                         $   648,486   $   723,676   197,239
--------------------------------------------------------------------------------------------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              DIGITAL BRIDGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


                          Sept 30      June 30
                            2000        2000
------------------------------------------------


REVENUE                  $ 629,395   $  667,418
COST OF SALES              444,271      280,095
------------------------------------------------
GROSS PROFIT               185,124      387,323
------------------------------------------------
OPERATING EXPENSES:
  Salaries and benefits    428,715      632,502
  Professional fees         58,799       93,363
  Office expenses          405,990      385,008
  Depreciation              35,266        5,203
  Other                      1,545        4,706
  Taxes                      1,600          800
------------------------------------------------
                           931,915    1,121,582
------------------------------------------------
NET LOSS                 $(746,791)  $ (734,259)
------------------------------------------------
LOSS PER COMMON SHARE       (0.018)      (0.018)
------------------------------------------------


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                              DIGITAL BRIDGE, INC.
                CONDENSED CONSOLIDATED CASH FLOW FROM OPERATIONS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                   Sept 30    Sept 30
                                                    2000       1999
----------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net loss                                        (746,791)  $(32,222)
  Adjustments to reconcile net loss to
     net cash used by operations:
    Depreciation                                    48,675         48
    Increase in:
      Receivables                                  (42,883)    34,073
      Prepaid expenses                              34,380        (70)
      Other assets                                   3,385       (246)
      Accounts payable                             (55,028)     2,339
      Accrued expenses                              32,724        (41)
      Other liabilities                              8,825          -
----------------------------------------------------------------------

      Net cash used by operating activities       (716,713)     3,881
----------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchase of furniture and equipment              (12,655)   (14,084)
----------------------------------------------------------------------

      Net cash used by investing activities        (12,655)   (14,084)
----------------------------------------------------------------------

FINANCING ACTIVITIES:
  Payments on leases payable                        (1,976)
  Proceeds from issuance of debt                    91,444
  Proceeds from notes payable                       53,290          -
  Proceeds from issuance of common stock           126,227
     and receipt of additional paid-in capital     416,095     28,547
----------------------------------------------------------------------

      Net cash provided by financing activities    685,080     28,547
----------------------------------------------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (44,288)    18,344

CASH AND CASH EQUIVALENTS, beginning of period     167,951     77,621
----------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period           123,663   $ 95,965
----------------------------------------------------------------------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DIGITAL BRIDGE, INC.

NOTE 1 - ORGANIZATION AND CONSOLIDATION:

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

                    Effective September 19, 2000, the Company entered into a Stock Purchase Agreement with Online Television Network Services (OTV), a California corporation. Under the terms of the agreement, OTV's shareholders have agreed to exchange 100% of their common stock for a maximum of 3,250,000 shares of the Company's stock.

                    Effective September 20, 2000, the Company entered into an Agreement and Plan of Merger with 24X7 Development.com, Inc.
                    (24X7), a Delaware corporation. Under the terms of the agreement, 24X7's shareholders have agreed to exchange 100% of their common stock for 10,000,000 shares of the Company's stock.

                    Effective September 20, 2000, the Company entered into an Agreement and Plan of Merger with N2Plus, Inc. (N2Plus), a Delaware corporation. Under the terms of the agreement, N2Plus' shareholders have agreed to exchange 100% of their common stock for 1,000,000 shares of the Company's stock.

                    The consolidated financial statements of the Company include the accounts of all of the above entities, with the exception of the income statement and statement of cash flows of Online Television Network Services for the three-month period ended September 30, 1999. The information necessary to complete these statements is incomplete and will be reflected in a revised filing. The purchase and merger transactions which became effective September 19 and 20, 2000, were recorded as a pooling of interest. All inter-company balances and transactions have been eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               a.   Basis of Presentation:
                    ----------------------

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

               c.   Depreciation:
                    ------------

                    Fixed assets are recorded at cost. Property and equipment is depreciated on a straight-line basis over estimated useful lives ranging from three to seven years.

NOTE  2 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED):

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

               g.   Recently Enacted Accounting Standards:
                    -------------------------------------

                    Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No.133 (as amended by SFAS No. 137 and 138), "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities ", and SFAS 135, "Rescission of FASB No. 75 and Technical Corrections", were recently issued. SFAS No. 130, 131, 132, 133 (as amended), 134 and 135 have no current application to the Company or their effect on the financial statements would not have been significant.

                                                            DIGITAL BRIDGE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)


================================================================================


NOTE 3 - FURNITURE AND EQUIPMENT

                    Furniture and equipment, at cost, is summarized as follows as of September 30 and June 30, 2000:


                                                    September 30      June 30

                    Office equipment               $     387,500   $    379,182
                    Furniture and fixtures                73,957         83,028
                    ------------------------------------------------------------
                                                         461,457        462,210
                    Less accumulated depreciation       (182,966)   (   147,699)
                    ------------------------------------------------------------

                                                   $     278,491   $    314,511
                    ============================================================


                    Depreciation expense amounted to $32,266 and $5,203 for the three-month periods ended September 30, 2000 and 1999, respectively.


NOTE 4 - LEASE COMMITMENTS:

                    The Company leases office space under several operating lease agreements which expires through. Rent expense approximated $80,101 and $27,362 for the three-month period ended September 30, 2000 and 1999, respectively. As of September 30, 2000, future minimum lease payments, by fiscal year, are as follows:


                    Period ended September 30,

                              2001                                      $ 90,240
                              2002                                        94,080
                              2003                                        48,000
                    ------------------------------------------------------------
                                                                        $232,320
                    ============================================================

NOTE 5 - INCOME TAXES:

                    No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses. As of September 30, 2000, the Company has available for federal and state purposes net operating loss carryforwards. The federal and state carryforwards are available to offset future taxable income and expire beginning in fiscal 2019 and 2004. Deferred income tax assets arising from such loss carryforwards have been fully reserved as of September 30, 2000.


NOTE 6 - NOTES PAYABLE:

                    Notes payable as of September 30 and June 30, 2000 consist of the following:


                                                        September 30,   June 30,
                                                             2000         2000
             Note 6 - Notes Payable:
             Notes payable bearing interest at 8% per
             annum                                             92,804     92,804

             Shareholder loans with rates ranging
             from 7-18%                                        83,872    174,372

             Note payable from prospective investor
             bearing interest at 7% per annum                 700,000    700,000
                                                        ------------------------
                                                              876,676    967,176

             Less current portion                              (9,056)         0

             Notes Payable                                    867,620    967,176
                                                        ========================


NOTE 7 - STOCK OPTIONS:

                    The Company had drafted a stock incentive plan for directors, officers, employees and consultants of the Company and affiliated companies, which would have provided for nonqualified and incentive stock options. The plan has not been finalized as of September 30, 2000 and as such, no adjustments to the financial statements have been made to account for any of the plan's proposed provisions.

                                                            DIGITAL BRIDGE, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)


================================================================================
                                                                [GRAPHIC OMITED]


NOTE  8  -     LOSS PER SHARE:

                    The following information reflects the amount used in computing income (loss) per share:


                                         For the                 For
                                    Three Months Ended   Three Months Ended
                                    September 30, 2000   September 30, 1999
Income (loss) from continuing
  operations available to
  common shareholders
  (numerator)                      $           (746791)            ($734259)

Weighted average number of
  common shares outstanding
  used in loss per share for the
  period (denominator)                      41,692,000           41,692,000

NOTE 9 - BUSINESS RISKS:

                    The Company's failure to secure financing or its ability to generate sufficient cash flows through operations may have a material adverse impact on the Company's future operations and financial position. For the period ended September 30, 2000, the Company had entered into several agreements wherein it purchased 100% of three separate non-public companies through the issuance of common stock. (See Note 1 for additional information). The Company may still need to raise additional funds to develop or enhance its service offerings and to fund expansion; failure to do so could affect the Company's ability to pursue future growth.

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

OVERVIEW

On September 20, 2000, Digital Bridge, Inc., a Nevada corporation ("Company"), acquired 100% of the outstanding common stock of 24x7 Development.com, Inc., a Delaware corporation (""24x7"), in a merger transaction pursuant to which the Company was the surviving entity. As consideration, the Company issued to the nine holders of 24x7 common stock an aggregate of 10,000,000 shares of the Company's common stock having a fair market value at the time of issuance of $
2.06 per share or an aggregate value of $ 20,600,000. The consideration was the product of arms' length negotiations and was based on the prior operating history of 24x7 and its prospects when integrated into the operating and business model of DGBI.

24x7 is in Phoenix, Arizona and is staffed by personnel with substantial experience in developing global, multi-lingual, high-end web businesses. 24x7 was founded in March 2000 by a group of executive and divisional management of Globalnet Fiancial.com, Inc. (NASDAQ: "GLBN"), who organized 24x7 for the sole purpose of acquiring the Phoenix office and assets from Globalnet Financial.com, Inc. During an 18 month period, while working for Globalnet, the 24x7 "team" developed and matured 18 award winning financial media, online trading and corporate web sites.

On September 20, 2000, the Company acquired 100 % of the outstanding common stock of N2Plus, Inc., a Delaware corporation ("N2Plus"), in a merger transaction pursuant to which DGBI was the surviving entity. As consideration, the Company issued to the 14 holders of N2Plus common stock an aggregate of 1,000,000 shares of DGBI common stock having a fair market value at the time of issuance of $ 2.06 per share or an aggregate market value of $2,060,000. The consideration was the product of arms' length negotiations and was based on the prior operating history of N2Plus and its prospects when integrated into the operating and business model of the Company.

N2Plus is likewise a Phoenix based company. N2Plus' flagship product, n2PlusSynergy, helps businesses create private labeled, instant online eCommerce stores in a fully integrated solution. n2PlusSynergy will complement DGBI's suite of Internet Business Applications, enabling business aggregators, portals and web developers to better serve, monetize and retain their customers. Founded in 1997 by award winning technologist Brian Pollack, N2Plus is a business-to-business application service provider. Since its inception, N2Plus' products and services have helped nearly 1,000 satisfied customers establish an eCommerce presence.

On September 19, 2000, the Company acquired 100% of the outstanding common stock of Online Television Network Services, a California corporation ("OTVnet"), in a stock for stock acquisition, pursuant to which OTVnet became a wholly owned subsidiary of the Company. The Company issued to the six holders of OTVnet common stock and certain debt holders an aggregate of 3,212,000 shares of the Company's common stock having a market value at the time of issuance of $ 2.06 per share or an aggregate market value of $6,616,700. The consideration was the product of arms' length negotiations and was based on the prior operating history of N2Plus and its prospects when integrated into the operating and business model of DGBI.

Founded in 1998, OTVnet designs and manages comprehensive Human Resource Systems for the unionized construction industry, specifically, in the design and development of benefits Internet sites for multi-employer union pension, health and welfare trust organizations. OTVnet has created an industry leading Benefits Trust Web product and is positioning itself to serve unionized trade organizations on a nationwide basis.

As a result of the merger transactions, the Company relocated its corporate headquarters and technical operations to Phoenix, Arizona, maintaining an administrative office in Burlingame, California. OTVnet remains as a wholly owned subsidiary, with an office in San Diego, California. The combined entity of DGBI commands expertise in strategic planning, creative design, corporate brand development, technical architecture and complex information and integration systems. The Company continues to integrate the acquired operating units and complementary technology.

The new focus of the Company and its combined entities will be as a global "eBusiness Builder," which provides Internet enterprise solutions through a suite of applications and professional services, empowering business from "concept to click". Specifically, the Company will concentrate on building two complementary, asset-based, lines of business: The Venture Technology Program and Internet Business Applications.

Venture Technology is the Company's practice of providing human capital for both emerging and expanding companies in the form of a total and instant IT infrastructure in exchange for equity participation. The Company's Venture Technology portfolio partners are supplied human capital in the form of technology resources, intellectual properties and infrastructure. Through this program, the Company becomes its clients' Internet strategy consultant, interactive agency and technology developer. Venture Technology portfolio partners are carefully selected businesses that must go through a meticulous screening process. The Company looks for innovative and strategic business concepts in broad market segments with rapid growth potential and seasoned management teams.

As the Company builds solutions for its Venture Technology portfolio clients, the Company has created and continues to create a series of intellectual properties, which are transformed into a product suite of Internet Business Applications. These applications enable the rapid deployment of electronic business initiatives spanning content delivery, e-commerce, customer management, and community building. The Company's solutions are both wired and wireless. The primary goal of the applications is to empower clients with better tools for doing more efficient electronic business. Current available products include The Digital Bridge Ad Server, The Digital Bridge Site Monitor, and Digital Bridge eCommerce Tools.

The Company's net revenues are derived primarily from providing Technology services to clients who are creating or expanding electronic businessess. We expect that our net revenues will be driven primarily by the number and scope of our client engagements. Additionally, we expect to generate revenue through equity positions held in our Venture Technology portfolio clients. We also expect to generate revenues through our growing product line of Internet Business Applications.

We also anticipate Net revenues from any given client will vary from period to period. Additionally, we expect that customer concentration will continue for the foreseeable future. To the extent that any significant client uses less of our services or terminates its relationship with us, our net revenues could decline substantially. As a result, the loss of any significant client could seriously harm our business and results of operations.

We generally provide our services on a fixed fee basis, which may include an equity position in our clients. When we provide fixed-fee engagements, we use an internally developed process to estimate and propose fixed prices for such projects. The estimation process accounts for standard billing rates particular to each project, the technology environment and application type to be applied, and the project's timetable and overall technical complexity.

For the quarter ended September 30, 2000, 100% of net revenues were derived from services contracts. Professional service expenses consist primarily of compensation and benefits for our employees engaged in the delivery of professional services. Professional service margins reflect net revenues less professional service expenses which are incurred regardless of whether or not the employees' time is billed to a client. We expect that our professional service expenses will increase over time due to wage increases and inflation. Our professional service margins are affected by trends in the percentage of professional service employees' time that is billed to clients, and, will vary in the future. Any significant decline in fees billed to clients or the loss of a significant client would materially adversely affect our professional service margins.

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

We are currently planning to introduce a series of products to complement our services in the Internet Business arena. There is, however, no guarantee that these products will be successful or that their development will meet the time constraints currently set for them. In such an event, our operating results would be adversely affected.

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




RESULTS  OF  OPERATIONS

REVENUES

Total revenues for the three months ended September 30, 2000 totaled $629,395. Since its inception, the Company has generated almost all of its revenues from services provided to affiliated companies. Sales to these companies for the three months ended September 30, 2000 represent 71% of total revenues.

COST  OF  SALES

Cost of sales includes salary allocation of marketing and technical personnel for time spent on web development, design, implementation and market research. Employees' time is tracked internally and expensed against client projects. Other cost of sales include web hosting services and maintenance. Costs of sales for the three-month period ended September 30, 2000 was $444,271 and $280,095 for the three month period ended June 30, 2000.

OPERATING  EXPENSES

     2 Salaries and Benefits consist of compensation and related expenses for personnel. The Company expects these costs to increase in absolute dollars in future periods as the Company expands its technical staff to support the growth of its operations.

     3 Professional Fees consist of legal and accounting fees incurred by the Company. Professional fees totaled $58,799 for the three month period ended September 30, 2000 and $93,363 for the three months ended June 30, 2000.

     4 Office Expenses for the three-month period ended September 30, 2000 were $405,990 and $385,008 for the three month period ended June 30, 1999.

     5 Depreciation is calculated on a straight-line basis with assets recorded at cost and depreciated with a life of three years for software, five years for computers and seven years for furniture and equipment. Depreciation expense for the period ended September 30, 2000 was $35,266 and $5,203 for the period ended June 30, 2000.

     6 Other Expenses include trade show costs and advertising, sales and marketing costs. These costs are expensed as incurred

     7 Tax expense of $1,600 in the period ended September 30, 2000 represents the minimum state tax paid to the state of California for the Company and its wholly-owned subsidiary Online Television Network Services.

INCOME  TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forwards as of September 30, 2000 approximate $746,791. These carry-forwards will be available to offset future taxable income and expire beginning in 2019. Deferred income tax assets arising from such loss carry forwards have been fully reserved as of September 30, 2000.

STOCK  INCENTIVE  PLAN

The Company has drafted a stock incentive plan for directors, officers, employees and consultants of the Company and affiliated companies, which provides for nonqualified and incentive stock options. The maximum number of shares of common stock reserved and available for issuance under this plan is three million. As of September 30, 2000 no options had been granted. The Plan is subject to adoption by the Company's board of directors and approval by its shareholders.

The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for the stock incentive plan, recognizing compensation expense to the extent of the difference between the fair value of the underlying stock at the measurement date less the amount the employee is required to pay. There were no charges to compensation expense during the period ended September 30, 2000.

An alternative method of accounting for stock options is Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and compensation cost is recognized ratably over the vesting period. Had the Company followed SFAS 123, no significant adjustment would have been made to the statement of operations during the period ended September 30, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash used in operating activities was $716,713 for the three months ended September 30, 2000 and $3,881 for the three months ended September 30, 1999.

Net cash used in investing activities for the three months ended September 30, 2000 was $12,655, which was primarily used to acquire computer equipment.

Net cash provided by financing activities was $685,080 in the three months ended September 30, 2000.

The Company currently anticipates that its available cash resources combined with proceeds from capital raising transactions will be sufficient to meet its anticipated working capital and capital expenditure requirements through the end of January 2001. The company is actively seeking to raise additional funds from institutional investors. The Company intends to use the additional capital to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If adequate funds are not available on acceptable terms, the Company's business, results of operation and financial condition could be materially adversely affected.

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

ABILITY  TO  RAISE  CAPITAL

We currently plan to raise additional capital during the remainder of the calendar year 2000. The primary purposes for raising this capital is to obtain additional equity capital. We expect to use the proceeds from any such capital raising transactions for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses that are complementary to ours. If we do not successfully address the need to raise capital, our ability to continue to conduct business would be seriously harmed.

RISKS  RELATED  TO  OUR  BUSINESS

WE  HAVE  A  HISTORY  OF  LOSSES  AND  EXPECT  TO  INCUR  LOSSES  IN  THE FUTURE

We incurred net losses of $746,791 during the three months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $3,414,014. We have not had a profitable quarter and may never achieve profitability. We also expect to continue to incur increasing sales and marketing, infrastructure development and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

We derive all of our revenues from professional services, which we generally provide on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Since personnel and related costs constitute the substantial majority of our operating expenses and since we establish these expenses in advance of any particular quarter, underutilization of our professional services employees may cause significant reductions in our operating results for a particular quarter and could result in losses for such quarter. In addition, we have hired a number of personnel in core support services, including technology infrastructure and administration, in order to support our anticipated growth. As a result, a significant portion of our operating expenses are fixed in the short term. Therefore, any failure to generate revenues according to our expectations in a particular quarter could result in losses or greater than expected losses for the quarter.

OUR ABILITY TO ATTRACT, TRAIN AND RETAIN QUALIFIED EMPLOYEES IS CRUCIAL TO OUR RESULTS OF OPERATIONS AND ANY FUTURE GROWTH

Our future success depends in large part on our ability to hire, train and retain project and engagement managers, technical architects, engineers, design professionals, other technical personnel and sales and marketing professionals of various experience levels. Any inability to hire, train and retain a sufficient number of qualified employees could hinder the growth of our business. Skilled personnel are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, and the industry turnover rate for them is high. Consequently, we may have more difficulty hiring our desired numbers of qualified employees. Moreover, even if we are able to expand our employee base, the resources required to attract and retain such employees may adversely affect our operating margins.

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

Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate the increased number of engagements, number of clients and the increased size of our operations, we will need to hire, train and retain the appropriate personnel to manage our operations. We will also need to improve our financial controls by centralizing the accounting process as well as improve managerial reporting and operating systems.

OUR ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

On September 19 and 20, 2000 the Company acquired three separate entities which offer complimentary services and technologies to the Company. These acquisitions have complicated our management and financial tasks. We are currently integrating widely dispersed operations with distinct corporate cultures. Our integration efforts may not succeed or may distract our management from servicing existing clients. Our failure to manage these acquisitions successfully could seriously harm our operating results.

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

OUR LACK OF LONG-TERM CONTRACTS WITH CLIENTS REDUCES THE PREDICTABILITY OF OUR REVENUES

Our clients retain us on an engagement-by-engagement basis, rather than under long-term contracts. As a result, our revenues are difficult to predict. Because we incur costs based on our expectations of future revenues, our failure to predict our revenues accurately may seriously harm our financial condition and results of operations. Although it is our goal to design and build complete eBusiness systems for our clients, we are frequently retained to design and build discrete segments of an overall eBusiness system on an engagement-by-engagement basis. Since large client projects involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. Such cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to general business or financial conditions of the client. For example, many of our current or potential clients that are in the early stages of development may be unable to retain our services because of financial constraints. In addition, our existing clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. If a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we must be able to rapidly re-deploy our employees to other engagements in order to minimize underutilization of employees and the resulting harm to our operating results. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress.

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

For example, the Telecommunications Act of 1996 prohibits the transmission of certain types of information and content over the Internet. The scope of the Act's prohibition is currently unsettled. In addition, although courts recently held unconstitutional substantial portions of the Communications Decency Act, federal or state governments may enact, and courts may uphold, similar legislation in the future. Future legislation could expose companies involved in Internet commerce to liability.

RISKS  RELATED  TO  THE  SECURITIES  MARKETS

WE  NEED  TO  RAISE  ADDITIONAL  CAPITAL,  WHICH  MAY  NOT  BE  AVAILABLE

We need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

-    Expand our offices in the United States;

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

                           PART II - OTHER INFORMATION



Item  6.  Exhibits  and  Reports  on  Form  8-K.

     (a) The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Interim Report on Form 10-QSB.

     2 Digital Bridge, Inc. filed a report on Form 8-K on September 25, 2000 regarding the September 20, 2000 acquisition of 100% of the outstanding common stock of 24x7 Development.com, Inc. a Delaware corporation, and 100% of the outstanding common stock of N2Plus, Inc., also a Delaware corporation. Both acquisitions were completed in merger transactions pursuant to which the Company was the surviving entity. Also reported on Form 8-K was the September 19, 2000 acquisition of 100% of the outstanding common stock of Online Television Network Services, a California Corporation, in a stock for stock acquisition, pursuant to which Online Television Network Services became a wholly owned subsidiary of the Company.

          As  it  was  impracticable  for  the  Company  to  file  the financial information of the businesses acquired at the time of the acquisitions, such financial information will be filed by amendment to the September 25, 2000 Report on Form 8-K not later than November 19, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DIGITAL  BRIDGE,  INC.



                                    /s/  John  C.  Flanders,  Jr.
                                   ------------------------------
                                   By:  John  C.  Flanders,  Jr.
                                   Its:  Chief  Executive  Officer
                                   Date:  November  13,  2000

                                INDEX TO EXHIBITS



Exhibit  No.     Description

     2.1 Agreement and Plan of Merger dated as July 31, 2000, by and between Digital Bridge, Inc. and 24x7 Development.com, Inc. (Exhibit 2) (1)

     2.2 Agreement and Plan of Merger dated August 31, 2000, among Digital Bridge, Inc., N2Plus, Inc. and Certain of the Equity Holders of N2Plus, Inc. (Exhibit 2) (1)

     2.3 Stock Purchase Agreement dated as of August 31, 2000, by and between Digital Bridge, Inc. and Online Television Network Services. (Exhibit
          2) (1)

     27   Financial Data Schedule


--------------------------------
     (1) Incorporated by reference to the exhibits shown in parenthesis in the report on Form 8-K filed by Digital Bridge, Inc. on September 25, 2000