Form 10QSB
period 2000-12-31
DIGITAL BRIDGE INC
filed 2001-02-13
CIK 1090052

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________________ TO ___________________


                       Commission file number : 000-26755

                              DIGITAL BRIDGE, INC.
        (Exact name of small business issuer as specified in its charter)


                    Nevada                               88-0417771
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

State the number of shares outstanding of each of the issuer's classes of common Equity, as of the latest practicable date: As of February 12, 2001 46,289,500 shares of common stock, par value $.001, were issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ] No [X]

             INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors
  and Stockholders
Digital Bridge, Inc.
(A Nevada Corporation)
Phoenix, Arizona


         We have reviewed the accompanying consolidated balance sheets of Digital Bridge, Inc. as of December 31, 2000 and the related consolidated statements of changes in stockholders' equity and operations for the six months ended December 31, 2000 and 1999, and the consolidated statements of cash flows for the six months ended December 31, 2000 and 1999 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the responsibility of the Company's management.

         A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.





/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
  February 10, 2001

                         PART I - FINANCIAL INFORMATION


              Item 1. Condensed Consolidated Financial Statements. Index to Condensed Consolidated Financial Statements

    Condensed Consolidated Balance

    Sheet as of December 31, 2000 and June 30, 2000 ............................  2

    Condensed Consolidated Statement
    of Operations for the Six Months and Three months
    Ended December 31, 2000 and December 31, 1999...............................  3

    Condensed Consolidated Statement
    of Cash Flows for the Six Months and Three Months
    Ended December 31, 2000 and December 31, 1999...............................  4

    Notes to Condensed Consolidated
    Financial Statements .......................................................  5

                              DIGITAL BRIDGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                Dec 31             June 30            Dec 31            June 30
                                                                 2000               2000               1999               1999
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $    42,509        $   167,951        $    74,678        $    63,997
  Receivables                                                     88,258            142,109            163,100            150,036
  Prepaid expenses                                                53,588             59,128             16,145             13,123
----------------------------------------------------------------------------------------------------------------------------------
                                                                 184,355            369,188            253,923            227,156
FURNITURE AND EQUIPMENT, net                                     267,303            314,511            299,038            261,498
OTHER ASSETS                                                      32,038             39,977            366,091            357,636
----------------------------------------------------------------------------------------------------------------------------------
                                                             $   483,696        $   723,676            919,051            846,289
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade payables                                             $   299,757        $   256,792         $ 1 29,378        $   101,658
  Accrued expenses                                               206,185             17,099             65,771             19,407
  Leases payable                                                  58,680             73,764              8,752                 --
  Notes Payable                                                  783,663            967,176          1,497,145          1,378,177
----------------------------------------------------------------------------------------------------------------------------------
                                                               1,348,284         1, 314,831          1,701,047          1,499,242
----------------------------------------------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES
  Leases payable                                                   9,328              4,551              8,840                 --
----------------------------------------------------------------------------------------------------------------------------------
                                                               1,357,613          1,319,382          1,709,887          1,499,242
----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' (DEFICIT) EQUITY:
----------------------------------------------------------------------------------------------------------------------------------
  Common stock, $.001 par value, 50,000,000 authorized
     and 46,289,500 issued and outstanding                        46,290             41,692             41,692             41,692
    Additional paid-in capital                                 3,756,901          2,029,825            811,598             61,875
  Retained earnings (deficit)                                 (4,677,108)        (2,667,223)        (1,644,125)          (756,519)
----------------------------------------------------------------------------------------------------------------------------------

                                                                (873,917)          (595,706)          (790,835)          (652,953)
----------------------------------------------------------------------------------------------------------------------------------

                                                             $   483,696        $   723,676            919,052            846,289
----------------------------------------------------------------------------------------------------------------------------------

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                              DIGITAL BRIDGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR SIX MONTHS AND THREE MONTHS ENDING DECEMBER 31, 2000
                              AND DECEMBER 31, 1999
                                   (UNAUDITED)



                                  2000               1999               2000               1999
--------------------------------------------------------------------------------------------------

REVENUE                       $   984,389        $ 1,127,269            389,994            292,876
COST OF SALES                     550,535            813,894            106,264            443,884
--------------------------------------------------------------------------------------------------
GROSS PROFIT                      433,854            313,375            283,730           (151,008)
--------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Salaries and benefits         1,312,385            528,549            883,670            247,581
  Professional fees               237,847             77,536            179,048             32,365
    Depreciation                   67,834             34,033             32,568             28,200
    Office and Other              775,558            508,097            368,023            144,645
     Taxes                          6,160                 --              4,560                 --
--------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES        2,399,784          1,148,215          1,467,869            452,791
NET LOSS BEFORE INTEREST
     AND TAXES                 (1,965,930)          (834,841)        (1,184,139)          (603,799)
INTEREST EXPENSE (net of
     Interest Income)              43,955             52,765                  0             50,545
--------------------------------------------------------------------------------------------------
NET LOSS                      $(2,009,885)       $  (887,606)        (1,184,139)          (654,344)
--------------------------------------------------------------------------------------------------
LOSS PER COMMON SHARE              (0.046)            (0.021)            (0.028)            (0.016)
--------------------------------------------------------------------------------------------------
AVERAGE WEIGHTED SHARES        43,990,750         41,692,000         41,692,000         41,692,000




       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              DIGITAL BRIDGE, INC.
                CONDENSED CONSOLIDATED CASH FLOW FROM OPERATIONS
                         SIX MONTHS ENDING DECEMBER 31,
                                   (UNAUDITED)



                                                          2000              1999
------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net loss                                             (2,009,885)       $ (887,606)
  Adjustments to reconcile net loss to
     net cash used by operations:
    Depreciation                                           67,834            34,033
      Decrease (increase) in Receivables                   53,851           (13,064)
      Decrease (increase) Prepaid expenses                  5,540            (3,022)
      Decrease (increase) Other assets                      7,939            (8,455)
      Increase in Accounts payable                         42,965            27,720
      Increase in Accrued expenses                        189,086            46,365
      Increase in  Leases Payable                              --            17,592
------------------------------------------------------------------------------------

      Net cash used by operating activities            (1,642,670)         (786,437)
------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchase of furniture and equipment                      20,636            71,573
------------------------------------------------------------------------------------

      Net cash used by investing activities                20,636            71,573
------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Payments on leases payable                              (10,307)               --
  Proceeds from issuance of debt                           16,487           118,968
  Proceeds from issuance of common stock
 and receipt of additional paid-in capital              1,531,674           749,724
------------------------------------------------------------------------------------

      Net cash provided by financing activities         1,537,854           868,692
------------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (125,443)           10,681

CASH AND CASH EQUIVALENTS, beginning of period            167,951            63,997
------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                   42,509            74,678
------------------------------------------------------------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DIGITAL BRIDGE, INC.

NOTE 1 - GENERAL

The accompanying unaudited financial statements of Digital Bridge, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B and Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at June 30, 2000 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.


NOTE 2 - NATURE OF OPERATIONS

Digital Bridge, Inc. (the Company) is a corporation organized under the laws of the State of Nevada for the purpose of doing business as a provider of website development and management services.

Effective January 31, 2000, the Company and its shareholders entered into a Reorganization and Stock Purchase Agreement with Black Stallion Management, Inc. (Black Stallion), a Nevada corporation. Black Stallion was a publicly traded shell company, which prior to the merger was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. Under the terms of the agreement, the Company's shareholders agreed to exchange 100% of their common stock for 20 million shares of common stock of Black Stallion.

Effective September 19, 2000, the Company entered into a Stock Purchase Agreement with Online Television Network Services (OTV), a California corporation. Under the terms of the agreement, OTV's shareholders exchanged 100% of their common stock for 3,212,000 shares of the Company's stock.

Effective September 20, 2000, the Company entered into an Agreement and Plan of Merger with 24X7 Development.com, Inc. (24X7), a Delaware corporation. Under the terms of the agreement, 24X7's shareholders exchanged 100% of their common stock for 10,000,000 shares of the Company's stock.

Effective September 20, 2000, the Company entered into an Agreement and Plan of Merger with N2Plus, Inc. (N2Plus), a Delaware corporation. Under the terms of the agreement, N2Plus' shareholders exchanged 100% of their common stock for 1,000,000 shares of the Company's stock.

The consolidated financial statements of the Company include the accounts of all of the above entities. The purchase and merger transactions which became effective September 19 and 20,

2000, were recorded as a pooling of interest. All inter-company balances and transactions have been eliminated.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

               b.   Cash and Cash Equivalents:

Cash and cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.


               c.   Depreciation:

Fixed assets are recorded at cost. Property and equipment is depreciated on a straight-line basis over estimated useful lives ranging from three to seven years. Maintenance and repairs are charged to expense. The cost of assets retired or disposed of and their related accumulated depreciation are removed from the accounts.

               d.   Revenue Recognition:

 The Company records revenue based upon specific contract rates for website development and management services rendered.

               e.   Advertising Costs:

The Company expenses all advertising costs, including direct response advertising costs, as they are incurred.

               f.   Loss Per Share:

The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". (See Note 9)

               g.   Recently Enacted Accounting Standards:

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information",

SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No.133 (as amended by SFAS No. 137 and 138), "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities ", and SFAS 135, "Rescission of FASB No. 75 and Technical Corrections", were recently issued. SFAS No. 130, 131, 132, 133 (as amended), 134 and 135 have no current application to the Company or there effect on the financial statements would not have been significant.

         h.   Income Taxes:

The Corporation accounts for income taxes in accordance with SFAS 109 "Accounting for Income Taxes", using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. The method uses enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Corporation had no material deferred tax assets or liabilities for the periods presented.



NOTE 4 - FURNITURE AND EQUIPMENT

Fixed Assets, at cost, is summarized as follows as of December 31 and June 30, 2000:


                                       December 31       June 30
                                       -----------       --------
    Office equipment                    $ 361,982        $ 379,182
    Furniture and fixtures                 75,741           83,028
    Leasehold Improvements                  8,782              -0-
    -------------------------------------------------------------
                                          446,505         462,210
    Less accumulated depreciation        (179,202)       (147,699)
    -------------------------------------------------------------

                                        $ 267,303        $314,511
    =============================================================

Depreciation expense amounted to $163,260 and $34,033 for the six-month periods ended December 31, 2000 and 1999, respectively.


NOTE 5 - LEASE COMMITMENTS:

The Company leases office space under several operating lease agreements which expire through. Rent expense approximated $163,260 and $59,957 for the six-month period ended December 31, 2000 and 1999, respectively. As of December 31, 2000, future minimum lease payments, by fiscal year, are as follows:

                    Period ended December 31,

                              2001                                      $ 104,860
                              2002                                        108,397
                              2003                                         84,599
                    -------------------------------------------------------------
                                                                        $ 297,856
                    =============================================================


NOTE 6 - INCOME TAXES:

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses. As of December 31, 2000, the Company has available for federal and state purposes net operating loss carry forwards. The federal and state carry forwards are available to offset future taxable income and expire beginning in fiscal year 2019. Deferred income tax assets arising from such loss carry forwards have been fully reserved as of December 31, 2000.


NOTE 7 - NOTES PAYABLE:


         Notes Payable consist at December 31, 2000 of the following:

                  i) a note payable to Imperial Credit, for the payment of insurance premiums, with interest at 10% payable in monthly installments of principal and interest of $6,838.96 through January 2001 with the remaining balance due at that date. The balance as of December 31, 2000 was $13,509

                  ii) a $500,000 loan to a non-related prospective investor entity, with interest accruing at a rate of 7% per annum, payable when the loan is retired. The loan has no fixed maturity date

                  iii) a $100,000 Note payable to a non-related entity with interest accruing at a rate of 12% per annum which is payable when the note is retired. The note is due January 16, 2001. Along with the Note, Noteholder received 30,000 warrants to purchase the Company's common stock at an exercise price of $.19 per share. The company is in negotiations with noteholder to extend the due date of the note.

                  iv) a $67,804 Note payable to Globalnetfinancial.com which was part of the consideration paid by 24X7 Development.com to purchase certain assets of Globalnetfinancial.com. with interest accruing at a rate of 8% per annum which is payable when the note is retired. The note is due June 5, 2001. Noteholder is the owner of 2,000,000 shares of the Company's Common Stock.


                  v) a note payable to a shareholder, for $50,000 for consulting services rendered, with interest at 8%.

                  vi) Notes payable to John Flanders Jr. , for $37,800 for with interest at 18%. Mr. Flanders is the CEO of the company

                  vii) a note payable to John Flanders, Sr. for $5,000 with interest at 18%. Mr. Flanders is SVP of finance of the Company and the father of the Company' s CEO

                  viii) a note payable with an original amount of $20,000 to Scott Kelly with interest being accrued at 18%. Mr. Kelly is the former CEO of M &A West which owns approximately 12,000,000 shares of Company Stock. The balance as of December 31, 2000 was $10,000.

NOTE 8 - STOCK OPTIONS:

The Company has drafted a stock incentive plan for directors, officers, employees and consultants of the Company and affiliated companies, which would have provided for nonqualified and incentive stock options. The plan has not been finalized as of December 31, 2000 and as such, no adjustments to the financial statements have been made to account for any of the plan's proposed provisions.

NOTE 9  - LOSS PER SHARE:

The following information reflects the amount used in computing income (loss) per share:




                                                       For the                            For the
                                                   Six Months Ended                   Six Months Ended
                                                   December 31, 2000                  December 31, 1999
Income (loss) from continuing
  Operations available to
  Common shareholders
  (Numerator)                                         $  (2,009,885)                       ($887,606)

Weighted average number of
  common shares outstanding
  used in loss per share for the
  period (denominator)                                   43,990,750                       41,692,000


NOTE 10 - BUSINESS RISKS:

                    The Company's failure to secure financing or its ability to generate sufficient cash flows through operations may have a material adverse impact on the Company's future operation and financial position. The Company has executed several agreements wherein it purchased 100% of three separate non-public companies through the issuance of common stock. (See Note 1 for additional information). The Company may still need to raise additional funds to develop or enhance its service offerings and to fund expansion; failure to do so could affect the Company's ability to pursue future growth.


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

24x7 is in Phoenix, Arizona and is staffed by personnel with substantial experience in developing global, multi-lingual, high-end web businesses. 24x7 was founded in March 2000 by a group of executive and divisional management of Globalnet Financial.com, Inc. (NASDAQ: "GLBN"), who organized 24x7 for the sole purpose of acquiring the Phoenix office and assets from Globalnet Financial.com, Inc. During an 18 month period, while working for Globalnet, the 24x7 "team" developed and matured 18 award winning financial media, online trading and corporate web sites.

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

N2Plus is likewise a Phoenix based company. N2Plus' flagship product, n2PlusSynergy, helps businesses create private labeled, instant online eCommerce stores in a fully integrated solution. n2PlusSynergy will complement DGBI's suite of Internet Business Applications, enabling business aggregators, portals and web developers to better serve, monetize and retain their customers. Founded in 1997 , N2Plus is a business-to-business application service provider. Since its inception, N2Plus' products and services have helped nearly 1,000 satisfied customers establish an eCommerce presence.

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

As a result of the merger transactions, the Company relocated its corporate headquarters and technical operations to Phoenix, Arizona, maintaining an administrative office in Burlingame, California. The office in Burlingame was closed effective January 12, 2001 and all remaining personnel in that office resigned their positions. OTVnet remains as a wholly owned subsidiary, with an office in San Diego, California. The combined entity of DGBI commands expertise in strategic planning, creative design, corporate brand development, technical architecture and complex information and integration systems. The Company continues to integrate the acquired operating units and complementary technology.

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

As the Company builds solutions for its Venture Technology portfolio clients, the Company has created and continues to create a series of intellectual properties, which are transformed into a product suite of Internet Business Applications. These applications enable the rapid deployment of electronic business initiatives spanning content delivery, e-commerce, customer management, and community building. The Company's solutions are both wired and wireless. The primary goal of the applications is to empower clients with better tools for doing more efficient electronic business. Current available products include The Digital Bridge Ad Server and Digital Bridge eCommerce Tools.

The Company's net revenues are derived primarily from providing Technology services to clients who are creating or expanding electronic businesses. We expect that our net revenues will be driven primarily by the number and scope of our client engagements. Additionally, we hope to generate revenue through equity positions held in our Venture Technology portfolio clients. We also expect to generate revenues through our growing product line of Internet Business Applications.

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

For the quarter ended December 31, 2000, the majority of our net revenues were derived from services contracts. Professional service expenses consist primarily of compensation and benefits for our employees engaged in the delivery of professional services. Professional service margins reflect net revenues less professional service expenses which are incurred regardless of whether or not the employees' time is billed to a client. We expect that our professional service expenses will increase over time due to wage increases and inflation. Our professional service margins are affected by trends in the percentage of professional service employees' time that is billed to clients, and, will vary in the future. Any significant decline in fees billed to clients or the loss of a significant client would materially adversely affect our professional service margins.

We expect selling, general and administrative expenses to increase in absolute dollars as we expand our direct sales force, continue expenditures on knowledge management and information technology infrastructure, increase our recruiting efforts and incur additional costs related to the growth of our business and operations on a global basis.

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

RESULTS  OF  OPERATIONS

REVENUES

Total revenues for the six months ended December 31, 2000 totaled $984,389. This was a decrease of approximately 13%. Such decrease was a result of providing fewer services to affiliated companies and the slowdown in the internet market. Since its inception, the Company had generated a substantial portion of its revenues from services provided to affiliated companies. Sales to these companies for the six months ended December 31, 2000 represent 0% of total revenues.

COST  OF  SALES

Cost of sales includes salary allocation of technical personnel for time spent on web development, design, implementation and market research. Employees' time is tracked internally and expensed against client projects. Other cost of sales include web hosting services and maintenance. Costs of sales for the six-month periods ended December 31, 2000 and 1999 was $550,535 and $813,894.

OPERATING  EXPENSES

Salaries and Benefits consist of compensation and related expenses for personnel. The Company expects these costs to decrease in absolute dollars in future periods as the Company shrinks its administrative staff so as to cut costs so as to get to profitability quicker. Salaries and Benefit costs increased 250% as a result of the mergers described above. The Company has since eliminated many redundant and unproductive personnel that were brought on board as a result of such mergers

Professional Fees consist of legal, accounting and consulting fees incurred by the Company. Professional fees totaled $237,847 for the six-month period ended December 31, 2000 and $77,536 for the six months ended December 31, 2000. The increase was caused mainly by the aforementioned merger activity that required extensive accounting and legal work.

Office and Other Expenses for the six month period ended December 31, 2000 was $775,558 and $508,097 for the six month period ended December 31,1999.

Depreciation is calculated on a straight-line basis with assets recorded at cost and depreciated with a life of three to and seven years. Depreciation expense for the six-month period ended December 31, 2000 was $67,834 and $34,033 for the period ended December, 2000.

Tax expense of $6,160 for the period ended December 31 2000 represents state taxes paid for the Company and its wholly owned subsidiary Online Television Network Services.

ITEM  3 INCOME  TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forward as of December 31, 2000 is approximately $4.7 million. These carry-forwards will be available to offset future taxable income and expire beginning in 2019. Deferred income tax assets arising from such loss carry forwards have been fully reserved as of December 31, 2000.

ITEM 4 STOCK  INCENTIVE  PLAN

The Company has drafted a stock incentive plan for directors, officers, employees and consultants of the Company and affiliated companies, which provides for nonqualified and incentive stock options. The maximum number of shares of common stock reserved and available for issuance under this plan is three million. As of December 31, 2000 no options had been granted. The Plan is subject to adoption by the Company's board of directors and approval by its shareholders.

The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for the stock incentive plan, recognizing compensation expense to the extent of the difference between the fair value of the underlying stock at the measurement date less the amount the employee is required to pay. There were no charges to compensation expense during the period ended December 31, 2000.

An alternative method of accounting for stock options is Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and compensation cost is recognized ratably over the vesting period. Had the Company followed SFAS 123, no significant adjustment would have been made to the statement of operations during the period ended December 31, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash used in operating activities was $1,642,670 for the six months ended December 31, 2000 and $786,437 for the six-month period ended December 31, 1999.

Net cash used in investing activities for the six months ended December 31, 2000 was $20,626, which was primarily used to acquire computer equipment.

Net cash provided by financing activities was $1,537,854 for the six months ended December 31, 2000. This was a combination of a private placement of stock and the issuance of notes.

The Company currently anticipates that its available cash resources combined with proceeds from capital raising transactions will be sufficient to meet its anticipated working capital and capital expenditure requirements through the end of December 2001. The company is actively seeking to raise additional funds from institutional investors. The Company intends to use the additional capital to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If adequate funds are not available on acceptable terms, the Company's business, results of operation and financial condition could be materially adversely affected.

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

ABILITY  TO  RAISE  CAPITAL

We currently plan to raise additional capital during the remainder of the calendar year 2001. The primary purposes for raising this capital is to obtain additional equity capital. We expect to use the proceeds from any such capital raising transactions for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses that are complementary to ours. If we do not successfully address the need to raise capital, our ability to continue to conduct business would be seriously harmed.

RISKS  RELATED  TO  OUR  BUSINESS

WE  HAVE  A  HISTORY  OF  LOSSES  AND  EXPECT  TO  INCUR  LOSSES  IN  THE FUTURE

We incurred net losses of $2,009,885 during the six months ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $4,677,108. We have not had a profitable quarter and may never achieve profitability. We also expect to continue to incur increasing sales and marketing, infrastructure development and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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


We derive the majority of our revenues from professional services, which we generally provide on a time and materials basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Since personnel and related costs constitute the substantial majority of our operating expenses and since we establish these expenses in advance of any particular quarter, underutilization of our professional services employees may cause significant reductions in our operating results for a particular quarter and could result in losses for such quarter. In addition, we have hired a number of personnel in core support services, including technology infrastructure and administration, in order to support our anticipated growth. As a result, significant portions of our operating expenses are fixed in the short term. Therefore, any failure to generate revenues according to our expectations in a particular quarter could result in losses or greater than expected losses for the quarter.

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

WE HAVE A LIMITED OPERATING HISTORY AND A LIMITED NUMBER OF COMPLETED ENGAGEMENTS THAT MAKE AN EVALUATION OF OUR BUSINESS DIFFICULT

Our limited operating history makes an evaluation of our business and prospects very difficult. Companies in an early stage of development frequently encounter enhanced risks and unexpected expenses and difficulties. These risks, expenses and difficulties apply particularly to us because our market, eBusiness services, is new and rapidly evolving. Our long-term success will depend on our ability to achieve satisfactory results for our clients and to form long-term relationships with core clients. We have not been in operation long enough to judge whether our clients will perceive our work as being beneficial to their businesses or to form any long-term business relationships. Also, because of our limited operating history, our business reputation is based on a limited number of client engagements. All of our clients have only limited experience with the electronic business systems we have developed for them. Accordingly, there can be no assurance that the limited number of electronic business systems we have implemented will be successful in the longer term. If the electronic business systems we have implemented are not successful, our brand will be harmed and we may incur liability to our clients. If one or more of our clients for whom we have done substantial work suffers a significant failure or setback in its eBusiness, our business reputation could be severely damaged, whether or not such failure or setback was caused by our work or was within our control. Our ability to obtain new engagements, retain clients and recruit and retain highly skilled employees could be seriously harmed if our work product or our clients' eBusinesses fail to meet the expectations of our clients.

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

                     A FEW INDIVIDUALS OWN MUCH OF OUR STOCK

Our directors, executive officers and their affiliates beneficially own, in the aggregate, in excess of 50% of our outstanding common stock. As a result, these stockholders may be able to exercise effective control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as acquisitions, and to block an unsolicited tender offer. Accordingly, this concentration of ownership could have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current market price of our common stock.

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


                     RISKS RELATED TO THE SECURITIES MARKETS

WE  NEED  TO  RAISE  ADDITIONAL  CAPITAL,  WHICH  MAY  NOT  BE  AVAILABLE

We need to raise additional funds, and we cannot be certain that we will be able
o obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

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

Subsequent Events.

On January 12, 2001, Aaron Lang the President of Digital Bridge and Dawna Ciluffo the Controller both resigned their positions in conjunction with the closing of the Company's office in Burlingame, California. Mr. Lang remains on the Board of Directors. On January 8, 2001, Scott M.

Manson was appointed to the position of Chief Financial Officer. Subsequently on February 1, 2001, Mr. Manson was elected by the Board of Directors to be President of the company.

In January the company signed a contract with Store Choice Corp. (SCC) in which SCC will pay to the Company $900,000 over a six month period to design, develop. Implement, maintain and host an Internet Website for SCC. Also as part of such agreement, SCC will exchange 1,900,000 shares of its common stock for 2,000,000 shares of the Company's Common Stock

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company's wholly owned subsidiary was a party to a lawsuit titled Jonathan Neil & Associates, Inc. (plaintiff) v. Online Television Network Services aka Online Television Network Services, Inc. dba OTVNET (defendant), Case. No. 00K6802, in the Los Angeles County Municipal Court (Limited Jurisdiction), in which Plaintiff was claiming damages of $25,569.32 plus pre-judgment interest, attorney's fees and costs, for breach of contract related to headhunting services allegedly supplied to defendant. This case has been settled at no cost to the Company or OTVNET.


Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders


         None

Item 5. Other Information

         None


Item  6.  Exhibits  and  Reports  on  Form  8-K.

         (a) The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Interim Report on Form 10-QSB.

         2 Digital Bridge, Inc. filed an amended report on Form 8-K/A on November, 2000 regarding the September 20, 2000 acquisition of 100% of the outstanding common stock of 24x7 Development.com, Inc. a Delaware corporation, and 100% of the outstanding common stock of N2Plus, Inc., also a Delaware corporation. Both acquisitions were completed in merger transactions pursuant to which the Company was the surviving entity. Also reported on Form 8-K/A was the September 19, 2000 acquisition of 100% of the outstanding common stock of Online Television Network Services, a California Corporation, in a stock for stock acquisition, pursuant to which Online Television Network Services became a wholly owned subsidiary of the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DIGITAL  BRIDGE,  INC.



                                    /s/  John  C.  Flanders,  Jr.
                                   ------------------------------
                                   By:  John  C.  Flanders,  Jr.
                                   Its:  Chief  Executive  Officer
                                   Date:  February 12, 2001

                                    /s/  Scott M. Manson
                                   ------------------------------
                                   By:  Scott M. Manson
                                   Its:  President, Chief  Financial
                                         Officer and Chief Accounting Officer
                                   Date:  February 12, 2001