Form 10QSB
period 2001-03-31
DIGITAL BRIDGE INC
filed 2001-05-14
CIK 1090052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001

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
(Issuer’s telephone number)

1860 El Camino Real, #100, Burlingame,
California 94010 (Former name, former address and
former fiscal year, if changed since last
report)

Black Stallion Management, Inc.
7432 South Carling Circle, Salt Lake
City, Utah 84121 (Former name, former address and
former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common Equity, as of the latest practicable date: As of May 7, 2001 49,205,143 shares of common stock, par value $.001, were issued and outstanding.

Transitional small business disclosure format (check one): Yes No

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors
   and Stockholders
Digital Bridge, Inc.
(A Nevada Corporation)
Phoenix, Arizona

      We have reviewed the accompanying consolidated balance sheets of Digital Bridge, Inc. as of March 31, 2001 and the related consolidated statements of changes in stockholders’ equity and operations for the nine months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended March 31, 2001 and 2000 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the responsibility of the Company’s management.

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

/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
   May 11, 2001

PART I —FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.
Index to Condensed Consolidated Financial Statements

Condensed Consolidated Balance
Sheet as of March 31, 2001 and June 30, 2000	4

Condensed Consolidated Statement of Operations for the Nine Months and Three months Ended March 31, 2001 and March 31, 2000	5

Condensed Consolidated Statement of Cash Flows for the Nine Months and Three Months Ended March 31, 2001 and March 31, 2000	6

Notes to Condensed Consolidated Financial Statements	7

DIGITAL BRIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	Mar 31	June 30	Mar 31	June 30
	2001	2000	2000	1999

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,695	$167,951	$668,343	$63,997

Receivables	559,518	142,109	123,809	150,036

Prepaid expenses	16,907	59,128	39,681	13,123

	579,120	369,188	831,833	227,156

FURNITURE AND EQUIPMENT, net	238,029	314,511	373,194	261,498

OTHER ASSETS	31,777	39,977	19,937	357,636

INVESTMENT IN SECURITIES	180,000	—	—	—

	$1,028,926	$723,676	1,224,964	846,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade payables	$348,008	$256,792	$163,428	$101,658

PrePaid Services	78,377	—	—	—

Accrued expenses	341,755	17,099	40,861	19,407

Leases payable	68,862	73,764	9,274	—

Notes Payable	365,830	967,176	2,354,966	1,378,177

	1,202,832	1,314,831	2,568,529	1,499,242

LONG-TERM LIABILITIES

Leases payable	—	4,551	6,316	—

	1,202,832	1,319,382	2,574,845	1,499,242

STOCKHOLDERS’ (DEFICIT) EQUITY:

Common stock, $.001 par value, 50,000,000 authorized and 48,319,500 issued and outstanding	48,319	41,692	41,692	41,692

Additional paid-in capital	4,567,792	2,029,825	1,024,875	61,875

Retained earnings (deficit)	(4,790,017)	(2,667,223)	(2,416,448)	(756,519)

	(173,906)	(595,706)	(1,349,881)	(652,952)

	$1,028,926	$723,676	1,224,964	846,290

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

DIGITAL BRIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR NINE MONTHS AND THREE MONTHS ENDING MARCH 31, 2001
AND MARCH 31, 2000
(UNAUDITED)

	2001	2000	2001	2000

REVENUE	$1,635,652	$921,544	651,263	371,811

COST OF SALES	821,094	1,159,551	270,599	426,286

GROSS PROFIT	814,558	(238,006)	380,704	(54,476)

OPERATING EXPENSES:

Salaries and benefits	1,568,112	453,556	255,726	175,130

Professional fees	292,224	92,101	54,378	61,444

Depreciation	97,109	61,083	29,275	60,150

Office and Other	938,348	744,414	162,790	295,208

Taxes	6,160	—	—	—

TOTAL OPERATING EXPENSES	2,901,952	1,351,155	502,168	591,932

NET LOSS BEFORE INTEREST

AND TAXES	(2,087,394)	(1,589,161)	(121,464)	(646,408)

INTEREST EXPENSE (net of Interest Income)	35,400	70,768	(8,555)	14,390

NET LOSS	$(2,122,794)	$(1,659,929)	(112,909)	(660,798)

LOSS PER COMMON SHARE	(0.047)	(0.040)	(0.002)	(0.016)

AVERAGE WEIGHTED SHARES	45,005,750	41,692,000	47,304,500	41,692,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

DIGITAL BRIDGE, INC.
CONDENSED CONSOLIDATED CASH FLOW FROM OPERATIONS
NINE MONTHS ENDING MARCH 31,
(UNAUDITED)

	2001	2000

OPERATING ACTIVITIES:

Net loss	(2,122,795)	(1,659,928)

Adjustments to reconcile net loss to net cash used by operations:

Depreciation	97,109	61,083

Decrease (increase) in Receivables	(417,409)	26,227

Decrease (increase) Prepaid expenses	42,222	(26,558)

Decrease (increase) Other assets	8,200	337,699

Increase in Accounts payable	91,216	61,770

Increase in Prepaid Services	78,377	—

Increase in Accrued expenses	324,656	21,454

Increase (decrease) in Leases Payable	(9,453)	15,590

Net cash used by operating activities	(1,907,877)	(1,162,663)

INVESTING ACTIVITIES:

Purchase of furniture and equipment	20,626	172,779

Net cash used by investing activities	20,626	172,779

FINANCING ACTIVITIES:

Proceeds from issuance of debt	98,654	976,788

Proceeds from issuance of common stock and receipt of additional paid-in capital	1,664,593	963,000

Net cash provided by financing activities	1,763,247	1,939,788

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(165,256)	604,346

CASH AND CASH EQUIVALENTS, beginning of period	167,951	63,997

CASH AND CASH EQUIVALENTS, end of period	2,695	668,343

NON-CASH FINANCING ACTIVITIES

Conversion of Notes Payable to Capital Stock	700,000	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DIGITAL BRIDGE, INC. AND SUBSIDIARY

NOTE 1 – GENERAL

The accompanying unaudited financial statements of Digital Bridge, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-QSB and article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at June 30, 2000 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying financial statements are unaudited and reflect all adjustments which are in the opinion of management necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000. Results of operations for interim periods are not necessarily indicative of results which may be expected for the year as a whole.

NOTE 2 —NATURE OF OPERATIONS

Digital Bridge, Inc. (the Company) is a corporation organized under the laws of the State of Nevada for the purpose of doing business as a provider of technology development, website development and management services.

Effective January 31, 2000, the Company and its shareholders entered into a Reorganization and Stock Purchase Agreement with Black Stallion Management, Inc. (Black Stallion), a Nevada corporation. Black Stallion was a publicly traded shell company, which prior to the merger was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. Under the terms of the agreement, the Company’s shareholders agreed to exchange 100% of their common stock for 20 million shares of common stock of Black Stallion.

Effective September 19, 2000, the Company entered into a Stock Purchase Agreement with Online Television Network Services (OTV), a California corporation. Under the terms of the agreement, OTV’s shareholders exchanged 100% of their common stock for 3,212,000 shares of the Company’s stock.

Effective September 20, 2000, the Company entered into an Agreement and Plan of Merger with 24X7 Development.com, Inc. (24X7), a Delaware corporation. Under the terms of the agreement, 24X7’s shareholders exchanged 100% of their common stock for 10,000,000 shares of the Company’s stock.

Effective September 20, 2000, the Company entered into an Agreement and Plan of Merger with N2Plus, Inc. (N2Plus), a Delaware corporation. Under the terms of the agreement, N2Plus’ shareholders exchanged 100% of their common stock for 1,000,000 shares of the Company’s stock.

The consolidated financial statements of the Company include the accounts of all of the above entities. The purchase and merger transactions which became effective September 19 and 20, 2000, were recorded as a pooling of interest. All inter-company balances and transactions have been eliminated.

NOTE 3 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

d. Revenue Recognition:

The Company records revenue based upon specific contract rates for website development, website hosting and management services rendered.

e. Investments:

The company enters into certain equity investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. The non-marketable equity and other investments are included in other assets Non-marketable investments are recorded at the lower of cost or market. The company’s proportionate share of income or losses from affiliated companies is accounted for on the equity method and is recorded in interest and other, net.

f. Advertising Costs:

The Company expenses all advertising costs, including direct response advertising costs, as they are incurred.

g. Loss Per Share:

The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. (See Note 9)

h. Recently Enacted Accounting Standards:

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income”, SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, SFAS No. 132, “Employer’s Disclosure about Pensions and Other Postretirement Benefits”, SFAS No.133 (as amended by SFAS No. 137 and 138), “Accounting for Derivative Instruments and Hedging Activities”, SFAS No. 134, “Accounting for Mortgage-Backed Securities “, and SFAS 135, “Rescission of FASB No. 75 and Technical Corrections”, were recently issued. SFAS No. 130, 131, 132, 133 (as amended), 134 and 135 have no current application to the Company or there effect on the financial statements would not have been significant.

i. Income Taxes:

The Corporation accounts for income taxes in accordance with SFAS 109 “Accounting for Income Taxes”, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. The method uses enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Corporation had no material deferred tax assets or liabilities for the periods presented.

NOTE 4 —FURNITURE AND EQUIPMENT

Fixed Assets, at cost, is summarized as follows as of March 31,2001 and June 30, 2000:

	March 31	June 30

Office equipment	$361,982	$379,182

Furniture and fixtures	75,741	83,028

Leasehold Improvements	8,782	—

	446,505	462,210

Less accumulated depreciation	(208,476)	(147,699)

	$238,029	$314,511

Depreciation expense amounted to $97,109 and $61,083 for the nine-month periods ended March 31, 2001 and 2000, respectively.

NOTE 5 —LEASE COMMITMENTS:

The Company leases office space under two operating lease agreements which both expire in 2003. Rent expense approximated $209,336 and $53,375 for the nine-month periods ended March 31, 2001 and 2000, respectively. As of March 31, 2001, future minimum lease payments, by fiscal year, are as follows:

Period ended March 31,

2002	$104,860

2003	108,397

2004	51,434

$264,691

NOTE 6 —INCOME TAXES:

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses. As of March 31, 2001, the Company has available for federal and state purposes net operating loss carry forwards. The federal and state carry forwards are available to offset future taxable income and expire beginning in fiscal year 2019. Deferred income tax assets arising from such loss carry forwards have been fully reserved as of March 31, 2001.

NOTE 7 —NOTES PAYABLE:

Notes Payable consist at March 31, 2001 of the following:

            i) A $100,000 Note payable to a non-related entity with interest accruing at a rate of 12% per annum which is payable when the note is retired. The note originally was due January 16, 2001. Along with the Note, Noteholder received 30,000 warrants to purchase the Company’s common stock at an exercise price of $.19 per share. The company has renegotiated the repayment of the loan to consist of four monthly payments commencing May 7, 2001. In addition Noteholder is to receive an additional 30,000 warrants to purchase the Company’s common stock at an exercise price of $.05 per share The company is also presently in negotiations with the note holder to provide services in lieu of cash payments

            ii) A $67,804 Note payable to Globalnetfinancial.com that was part of the consideration paid by 24X7 Development.com to purchase certain assets of Globalnetfinancial.com. with interest accruing at a rate of 8% per annum which is payable when the note is retired. The note is due June 5, 2001. Noteholder is the owner of 2,000,000 shares of the Company’s Common Stock.

            iii) A note payable to stockholder, for $50,000 for consulting services rendered, with interest at 8%.

            iv) Notes payable to John Flanders Jr., for $90,326 with interest at 18%. Mr. Flanders is the CEO of the company

            v) Notes payable to John Flanders, Sr, for $44,500 with interest at 18%. Mr. Flanders is SVP of finance of the Company and the father of the Company’ s CEO

            vi) A note payable with an original amount of $20,000 to Scott Kelly with interest being accrued at 18%. Mr. Kelly was formerly CEO of M &A West that owns approximately 12,000,000 shares of Company Stock. The balance as of March 31, 2001 was $10,000.

            vii) Note payable to Seth D. Heyman, for $3,200 with interest at 18%. Mr. Heyman is President of OTVnet the Company’s wholly owned subsidiary.

NOTE 8 —STOCK OPTIONS:

The Company has drafted a stock incentive plan for directors, officers, employees and consultants of the Company and affiliated companies, which would have provided for nonqualified and incentive stock options. The plan has not been finalized as of March 31, 2001 and as such, no adjustments to the financial statements have been made to account for any of the plan’s proposed provisions.

NOTE 9 —LOSS PER SHARE:

The following information reflects the amount used in computing income (loss) per share:

	For the	For the
	Nine Months Ended	Nine Months Ended
	March 31, 2001	March 31, 2000

Income (loss) from continuing Operations available to Common shareholders (Numerator)	$(2,122,794)	($1,659,929)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	45,005,750	41,692,000

NOTE 10 —BUSINESS RISKS:

The Company’s failure to secure financing or its ability to generate sufficient cash flows through operations may have a material adverse impact on the Company’s future operation and financial position. The Company has executed several agreements wherein it purchased 100% of three separate non-public companies through the issuance of common stock. (See Note 1 for additional information). The Company may still need to raise additional funds to develop or enhance its service offerings and to fund expansion; failure to do so could affect the Company’s ability to pursue future growth.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. The Company’s actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Ability to Raise Capital Resources” as well as “Risks Related to Our Business.” All forward-looking statements in this document are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such forward-looking statements.

OVERVIEW

On September 20, 2000, Digital Bridge, Inc., a Nevada corporation (“Company”), acquired 100% of the outstanding common stock of 24x7 Development.com, Inc., a Delaware corporation (“24x7”), in a merger transaction pursuant to which the Company was the surviving entity. As consideration, the Company issued to the nine holders of 24x7 common stock an aggregate of 10,000,000 shares of the Company’s common stock having a fair market value at the time of issuance of $ 2.06 per share or an aggregate value of $ 20,600,000. The consideration was the product of arms’ length negotiations and was based on the prior operating history of 24x7 and its prospects when integrated into the operating and business model of DGBI.

24x7 was in Phoenix, Arizona and was staffed by personnel with substantial experience in developing global, multi-lingual, high-end web businesses. 24x7 was founded in March 2000 by a group of executive and divisional management of Globalnet Financial.com, Inc. (NASDAQ: “GLBN”), who organized 24x7 for the sole purpose of acquiring the Phoenix office and assets from Globalnet Financial.com, Inc. During an 18 month period, while working for Globalnet, the 24x7 “team” developed and matured 18 award winning financial media, online trading and corporate web sites.

On September 20, 2000, the Company acquired 100% of the outstanding common stock of N2Plus, Inc., a Delaware corporation (“N2Plus”), in a merger transaction pursuant to which DGBI was the surviving entity. As consideration, the Company issued to the 14 holders of N2Plus common stock an aggregate of 1,000,000 shares of DGBI common stock having a fair market value at the time of issuance of $ 2.06 per share or an aggregate market value of $2,060,000. The consideration was the product of arms’ length negotiations and was based on the prior operating history of N2Plus and its prospects when integrated into the operating and business model of the Company.

N2Plus was likewise a Phoenix based company. N2Plus’ flagship product, n2PlusSynergy, helps businesses create private labeled, instant online eCommerce stores in a fully integrated solution. n2PlusSynergy will complement DGBI’s suite of Internet Business Applications, enabling business aggregators, portals and web developers to better serve, monetize and retain their customers. Founded in 1997 , N2Plus is a business-to-business application service provider.

On September 19, 2000, the Company acquired 100% of the outstanding common stock of Online Television Network Services, Inc. a California corporation (“OTVnet”), in a stock for stock acquisition, pursuant to which OTVnet became a wholly owned subsidiary of the Company. The Company issued to the six holders of OTVnet common stock and certain debt holders an aggregate of 3,212,000 shares of the Company’s common stock having a market value at the time of issuance of $ 2.06 per share or an aggregate market value of $6,616,700. The consideration was the product of arms’ length negotiations and was based on the prior operating history of OTVnet and its prospects when integrated into the operating and business model of DGBI.

Founded in 1998, OTVnet designs and manages comprehensive Human Resource Systems for the labor unions and the construction industry, specifically, in the design and development of benefits Internet sites for multi-employer union pension, health and welfare trust organizations. OTVnet has created an industry leading Benefits Trust Web product and is positioning itself to serve unionized trade organizations on a nationwide basis.

As a result of the merger transactions, the Company relocated its corporate headquarters and technical operations to Phoenix, Arizona, maintaining an administrative office in Burlingame, California. The office in Burlingame was closed effective January 12, 2001 and all remaining personnel in that office resigned their positions. OTVnet remains as a wholly owned subsidiary. The office in San Diego was closed effective April 18, 2001 and most of the personnel in that office were terminated. The combined entity of DGBI commands expertise in strategic planning, creative design, corporate brand development, technical architecture and complex information and integration systems. The Company continues to integrate the acquired operating units and complementary technology.

During April and May, the Company formed three wholly owned subsidiaries, DB Capital Management, Inc., NowTools, Inc. and DB Technologies, Inc. to better delineate its varied lines of business.

On May 2, 2001, DB Capital Management, Inc., a wholly owned subsidiary of the Company entered into a Joint Venture Agreement with Optigene-X LLC and WorldLinxs LLC to form Optigenix International Corporation (OIC). This Agreement was further amended on May 4, 2001 to included CampaMed LLC. The Agreement provides for OIC to have exclusive worldwide continual distribution rights to the Optigene-X and CampaMed line of anti-aging nutraceuticals. Pursuant to the agreement DB Capital Management will own thirty percent (30%) of OIC.

The focus of The Company is to be on “International Business Architect,” which provides management, sales, marketing, and Internet enterprise solutions through a suite of proprietary applications and professional services, empowering businesses from “concept to click.”

The Company develops new Internet and communication technologies, which it incorporates into products that it sells to specific market segments. The Company also acquires, builds, business enterprises throughout the world, and assists its customers in building and managing their own businesses, while retaining a significant equity percentage of its customers’ enterprise.

The Company develops and provides both products and services. On the product side, the Company has developed among other products:

(1)	The Remote Publishing System, a software application that enables users with little or no technical skills to create and maintain dynamic web pages;

(2)	Synergy, a software application that allows for the fast and easy creation of vibrant e-commerce sites;

(3)	The Digital Bridge Site Monitor, which checks web site connectivity and performance at pre-determined intervals from various points around the globe;

(4)	The Digital Bridge Ad Server, which provides a low cost, low maintenance, centralized solution for online ad serving, management, reporting, and tracking for web sites of all sizes; and

On the service side, Digital Bridge employs an business model known as “Venture Technology,” through which we provide human capital in the form of a total and instant IT infrastructure in exchange for management fees and equity participation. With Venture Technology, the Company serves its clients as a management consultant, Internet strategy consultant, interactive marketing agency, and technology developer, all seamlessly integrated into a cohesive unit.

Digital Bridge thus attempts to spread risk across several different business models, while at the same time attempting to maximize revenue potential by building long-term value through the development of proprietary technologies utilized in business models developed by the Company and its clients.

The Company operates its business through four separate but complementary subsidiaries. Each subsidiary has a distinct core focus and market niche, and utilizes the technologies and business models developed by us in an attempt to maximize revenues within its respective niche. This model attempts to ensure steady overall growth by spreading risk over several different market sectors. These subsidiaries are as follows:

(1)	DB Technologies, Inc.: DB Technologies, Inc. is the Company’s new product development subsidiary, focusing on the design and development of highly advanced Internet and communication business solutions. These solutions will allow our clients and subsidiaries to leverage the Internet as a new market for their products and services, and as a tool to streamline their operations.

(2)	NowTools, Inc.: NowTools, Inc. is a newly formed Digital Bridge subsidiary responsible for implementing the Internet software applications developed by DB Technologies, so as to generate additional revenue streams by penetrating new markets. NowTools will be split into three separate divisions: NowTools UK, NowTools Asia, and NowTools U.S. Each division will be responsible for leveraging Internet technology applications in specific markets within predefined geographic areas.

(3)	OTVnet, Inc.: OTVnet, Inc is a wholly owned subsidiary, which was acquired in September, 2000. OTVnet is in the business of creating and selling online administration and communication tools to labor unions, their associated benefits trust organizations and also to the construction industry.

(4)	DB Capital Management, Inc.: DB Capital Management, Inc. is the newly created investment management arm of the Company, and is responsible for managing and maximizing the securities and other rights received by the Company in connection with our Venture Technology program, and is also responsible for negotiating and establishing joint ventures, strategic alliances, mergers, acquisitions and other arrangements that enhance the our revenue potential and balance sheet. DB Capital Management owns 1,900,000 shares of Common Stock of StoreChoice.com. In May 2001, DB Capital Management executed a joint venture agreement with Optigenix LLC, CampaMed LLC and WorldLinxs Management LLC for the formation of Optigenix International Corporation (OIC). DB Capital Management owns 30% of the capital stock of OIC.

“Venture Technology” is the Company’s practice of providing human capital for both emerging and expanding companies in the form of a total and instant IT infrastructure in exchange for equity participation and cash compensation. The Company’s Venture Technology portfolio partners are supplied human capital in the form of technology resources, intellectual properties and infrastructure. Through this program, the Company becomes its clients’ Internet strategy consultant, interactive agency and technology developer. Venture Technology portfolio partners are carefully selected businesses that must go through a meticulous screening process. The Company looks for innovative and strategic business concepts in broad market segments with rapid growth potential and seasoned management teams.

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

The Company’s net revenues are derived primarily from providing Technology services to clients who are creating or expanding electronic businesses. We expect that our net revenues will be driven primarily by the number and scope of our client engagements. Additionally, we hope to generate revenue through equity positions held in our Venture Technology portfolio clients. We also expect to generate revenues through our growing product line of Internet Business Applications.

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

We generally provide our services on a fixed fee basis, which may include an equity position in our clients. When we provide fixed-fee engagements, we use an internally developed process to estimate and propose fixed prices for such projects. The estimation process accounts for standard billing rates particular to each project, the technology environment and application type to be applied, and the project’s timetable and overall technical complexity.

For the quarter ended March 31, 2001, the majority of our net revenues were derived from services contracts. Professional service expenses consist primarily of compensation and benefits for our employees engaged in the delivery of professional services. Professional service margins reflect net revenues less professional service expenses which are incurred regardless of whether or not the employees’ time is billed to a client. We expect that our professional service expenses will increase over time due to wage increases and inflation. Our professional service margins are affected by trends in the percentage of professional services employees’ time that is billed to clients, and, will vary in the future. Any significant decline in fees billed to clients or the loss of a significant client would materially adversely affect our professional service margins.

We expect selling, general and administrative expenses to increase in absolute dollars as we expand our direct sales force, continue expenditures on knowledge management and information technology infrastructure, increase our recruiting efforts and incur additional costs related to the growth of our business and operations on a global basis.

Despite growth in our net revenues to date, we have not been profitable. Our net losses may not decrease proportionately with any future increase in our net revenues primarily because of likely increased investment in our knowledge management and operations infrastructure, and increased recruiting, marketing and sales efforts. To the extent that future net revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected.

We are currently planning to introduce a series of products to complement our services in the Internet Business arena. There is, however, no guarantee that these products will be successful or that their development will meet the time constraints currently set for them. In such an event, our operating results would be adversely affected.

The Company also anticipates that a large portion of its future growth will be accomplished by acquiring existing businesses. The success of this plan depends upon, among other things, the Company’s ability to integrate acquired personnel, operations, products and technologies into its organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired firms. The Company cannot guarantee that it will be able to identify suitable acquisition opportunities, obtain any necessary financing on acceptable terms to finance such acquisitions, consummate such acquisitions or successfully integrate acquired personnel and operations.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the nine months ended March, 2001 totaled $1,635,652. This was an increase of approximately 77%. Such increase was mainly the result of the work performed for StoreChoice.com.

COST OF SALES

Cost of sales includes salary allocation of technical personnel for time spent on web development, design, implementation and market research. Employees’ time is tracked internally and expensed against client projects. Other cost of sales include web hosting services and maintenance. Costs of sales for the nine-month periods ended March 31, 2001 and 2000 was $821,094 and $1,159,550.

OPERATING EXPENSES

Salaries and Benefits consist of compensation and related expenses for personnel. The Company expects these costs to decrease in absolute dollars in future periods as the Company shrinks its administrative staff so as to cut costs so as to get to profitability quicker. Salaries and Benefit costs increased 346% as a result of the mergers described above. The Company has since eliminated many redundant and unproductive personnel that were brought on board as a result of such mergers

Professional Fees consist of legal, accounting and consulting fees incurred by the Company. Professional fees totaled $292,224 for the nine-month period ended March 31, 2001 and $92,101 for the nine months ended March 31, 2000. The increase was caused mainly by the aforementioned merger activity that required extensive accounting and legal work.

Office and Other Expenses for the nine-month period ended March 31, 2001 was $938,348 and $744,414 for the nine month period ended March 31,2000.

Depreciation is calculated on a straight-line basis with assets recorded at cost and depreciated with a life of three to and seven years. Depreciation expense for the nine month period ended March 31, 2001 was $97,109 and $61,083 for the nine month period ended March 31,2000.

Tax expense of $6,160 for the nine-month period ended March 31, 2001 represents state taxes paid for the Company and its wholly owned subsidiary Online Television Network Services.

ITEM 3 INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forward as of March 31, 2001 is approximately $4.8 million. These carry-forwards will be available to offset future taxable income and expire beginning in 2019. Deferred income tax assets arising from such loss carry forwards have been fully reserved as of March 31, 2001.

ITEM 4 STOCK INCENTIVE PLAN

The Company has drafted a stock incentive plan for directors, officers, employees and consultants of the Company and affiliated companies, which provides for nonqualified and incentive stock options. The maximum number of shares of common stock reserved and available for issuance under this plan is three million. As of March 31, 2001 approximately 1,750,000 options had been granted. The Plan is subject to adoption by the Company’s board of directors and approval by its shareholders.

The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for the stock incentive plan, recognizing compensation expense to the extent of the difference between the fair value of the underlying stock at the measurement date less the amount the employee is required to pay. There were no charges to compensation expense during the period ended March 31, 2001.

An alternative method of accounting for stock options is Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and compensation cost is recognized ratably over the vesting period. Had the Company followed SFAS 123, no significant adjustment would have been made to the statement of operations during the period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,907,877 for the nine months ended March 31, 2001 and $1,162,663 for the nine-month period ended March 31, 2000. Net cash used in investing activities for the nine months ended March 31, 2001 was $20,626, which was primarily used to acquire computer equipment.

Net cash provided by financing activities was $1,763,247 for the nine months ended March 31. 2001. This was a combination of a private placement of stock and the issuance of notes.

The Company believes that its available cash resources combined with proceeds from capital raising transactions will be sufficient to meet its anticipated working capital and capital expenditure requirements through the end of December 2001. The company is actively seeking to raise additional funds from investors. The Company intends to use the additional capital to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If adequate funds are not available on acceptable terms, the Company’s business, results of operation and financial condition would be materially adversely affected.

FACTORS AFFECTING OPERATING RESULTS

This report on Form 10-QSB contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors including those set forth below. You should carefully consider the business risks described below in connection with evaluation of our business and prospects. If any of the following risks occur, our results of operation may have a material adverse impact on the Company’s future operation and financial position. In that case, the trading price of our common stock could decline.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

We incurred net losses of $2,122,795 during the nine months ended March 31, 2001. As of March, 2001, we had an accumulated deficit of $4,790,017. We have not had a profitable quarter and may never achieve profitability. We also expect to continue to incur increasing sales and marketing, infrastructure development and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

Our quarterly operating results have varied in the past and are likely to vary significantly from quarter to quarter. As a result, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. A number of factors are likely to cause these variations, including:

•	Our ability to obtain new and follow-on client engagements;

•	The amount and timing of expenditures by our clients for eBusiness services;

•	Our ability to attract, train and retain skilled management, strategic, technical, design, sales, marketing and support professionals;

•	Our employee utilization rate, including our ability to transition employees quickly to new or other existing engagements;

•	The introduction of new services by us or our competitors;

•	Changes in our pricing policies or those of our competitors;

•	Our ability to manage costs, including personnel costs and support services costs; and

We derive the majority of our revenues from professional services, which we generally provide on a fixed fee basis. Revenues pursuant to such contracts are generally recognized as services are provided. Since personnel and related costs constitute the substantial majority of our operating expenses and since we establish these expenses in advance of any particular quarter, underutilization of our professional services employees may cause significant reductions in our operating results for a particular quarter and could result in losses for such quarter. In addition, we have a number of personnel in core support services, including technology infrastructure and administration, in order to support our anticipated growth. As a result, significant portions of our operating expenses are fixed in the short term. Therefore, any failure to generate revenues according to our expectations in a particular quarter could result in losses or greater than expected losses for the quarter.

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

WE HAVE A LIMITED OPERATING HISTORY AND A LIMITED NUMBER OF COMPLETED ENGAGEMENTS THAT MAKE AN EVALUATION OF OUR BUSINESS DIFFICULT

Our limited operating history makes an evaluation of our business and prospects very difficult. Companies in an early stage of development frequently encounter enhanced risks and unexpected expenses and difficulties. These risks, expenses and difficulties apply particularly to us because our market, eBusiness services, is new and rapidly evolving. Our long-term success will depend on our ability to achieve satisfactory results for our clients and to form long-term relationships with core clients. We have not been in operation long enough to judge whether our clients will perceive our work as being beneficial to their businesses or to form any long-term business relationships. Also, because of our limited operating history, our business reputation is based on a limited number of client engagements. All of our clients have only limited experience with the electronic business systems we have developed for them. Accordingly, there can be no assurance that the limited number of electronic business systems we have implemented will be successful in the longer term. If the electronic business systems we have implemented are not successful, our brand will be harmed and we may incur liability to our clients. If one or more of our clients for whom we have done substantial work suffers a significant failure or setback in its eBusiness, our business reputation could be severely damaged, whether or not such failure or setback was caused by our work or was within our control. Our ability to obtain new engagements, retain clients and recruit and retain highly skilled employees could be seriously harmed if our work product or our clients’ eBusinesses fail to meet the expectations of our clients.

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

The vast majority of our current competitors have longer operating histories, larger client bases, larger professional staffs, greater brand recognition and greater financial, technical, marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and they may also be able to devote more resources to the development, promotion and sale of their services than we can. Competitors that offer more standardized, commoditized or less customized services or products than we do may have a substantial cost advantage, which could force us to lower our prices, adversely affecting our operating margins.

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

OUR ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

On September 19 and 20, 2000 the Company acquired three separate entities which offer complementary services and technologies to the Company. These acquisitions have complicated our management and financial tasks. We are currently integrating widely dispersed operations with distinct corporate cultures. Our integration efforts may not succeed or may distract our management from servicing existing clients. Our failure to manage these acquisitions successfully could seriously harm our operating results.

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

OUR EFFORTS TO DEVELOP BRAND AWARENESS OF OUR SERVICES MAY NOT BE SUCCESSFUL

An important element of our business strategy is to develop and maintain widespread awareness of the Digital Bridge and OTVnet brand names. To promote our brand name, we may increase our advertising and marketing expenditures, which could cause our operating margins to decline. Moreover, our brand may be closely associated with the business success or failure of some of our high-profile clients, many of whom are pursuing unproven business models in competitive markets. As a result, the failure or difficulties of one of our high-profile clients may damage our brand. If we fail to successfully promote and maintain our brand name or incur significant related expenses, our operating margins and our growth may decline.

OUR FAILURE TO MEET CLIENT EXPECTATIONS OR DELIVER ERROR-FREE SERVICES COULD RESULT IN LOSSES AND NEGATIVE PUBLICITY

Our client engagements involve the creation, implementation and maintenance of eBusiness systems and other applications that are often critical to our clients’ businesses. Any defects or errors in these applications or failure to meet clients’ expectations could result in:

•	Delayed or lost revenues due to adverse client reaction;

•	Requirements to provide additional services to a client at no charge;

•	Negative publicity regarding us and our services, which could adversely affect our ability to attract or retain clients; and

•	Claims for substantial damages against us, regardless of our responsibility for such failure.

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

OUR BUSINESS IS DEPENDENT ON OUR ABILITY TO KEEP PACE WITH TECHNOLOGICAL CHANGES

Our market and the enabling technologies used by our clients are characterized by rapid technological change. Failure to respond successfully to these technological developments, or to respond in a timely or cost-effective way, will result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from creating eBusiness systems that are based upon today’s leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. In addition, we must hire, train and retain technologically knowledgeable professionals so that they can fulfill the increasingly sophisticated needs of our clients.

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

A FEW INDIVIDUALS OWN MUCH OF OUR STOCK

Our directors, executive officers and their affiliates beneficially own, in the aggregate, in excess of 32% of our outstanding common stock. As a result, these stockholders may be able to exercise effective control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as acquisitions, and to block an unsolicited tender offer. Accordingly, this concentration of ownership could have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current market price of our common stock.

OUR SUCCESS DEPENDS ON INCREASED ADOPTION OF THE INTERNET AS A MEANS FOR COMMERCE

Our future success depends heavily on the continued use and acceptance of the Internet as a means for commerce. The widespread acceptance and adoption of the Internet for conducting business is likely only in the event that the Internet provides businesses with greater efficiencies and improvements. If commerce on the Internet does not continue to grow, or grows more slowly than expected, our growth would decline and our business would be seriously harmed. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including:

•	Potentially inadequate network infrastructure;

•	Delays in the development of Internet enabling technologies and performance improvements;

•	Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;

•	Delays in the development of security and authentication technology necessary to effect secure transmission of confidential information;

•	Changes in, or insufficient availability of, telecommunications services to support the Internet; and

•	Failure of companies to meet their customers’ expectations in delivering goods and services over the Internet.

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

Any new laws and regulations may govern or restrict any of the following issues:

•	User privacy;

•	The pricing and taxation of goods and services offered over the Internet;

•	The content of websites;

•	Consumer protection; and

•	The characteristics and quality of products and services offered over the Internet.

For example, the Telecommunications Act of 1996 prohibits the transmission of certain types of information and content over the Internet. The scope of the act’s prohibition is currently unsettled. In addition, although courts recently held unconstitutional substantial portions of the Communications Decency Act, federal or state governments may enact, and courts may uphold, similar legislation in the future. Future legislation could expose companies involved in internet commerce to liability.

RISKS RELATED TO THE SECURITIES MARKETS

WE NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE

We need to raise additional funds, and we cannot be certain that we will be able o obtain additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

•	Create additional market-specific business units;

•	Enhance our infrastructure and leveragable assets;

•	Hire, train and retain employees;

•	Respond to competitive pressures or unanticipated requirements; or

•	Pursue acquisition opportunities.

Our failure to do any of these things could seriously harm our financial condition.

OUR STOCK PRICE IS VOLATILE

The market price of our publicly traded stock may vary in response to any of the following factors, some of which are beyond our control:

•	Changes in financial estimates or investment recommendations relating to our stock by securities analysts;

•	Changes in market valuations of other eBusiness software and service providers or electronic businesses;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Loss of a major client;

•	Additions or departures of key personnel; and

•	Fluctuations in the stock market price and volume of traded shares generally, especially fluctuations in the traditionally volatile technology sector.

Subsequent Events.

During April and May, the Company formed three wholly owned subsidiaries, DB Capital Management, Inc., NowTools, Inc. and DB Technologies, Inc. to better delineate its varied lines of business.

On May 2, 2001, DB Capital Management, Inc., a wholly owned subsidiary of the Company entered into a Joint Venture Agreement with Optigene-X LLC and WorldLinxs LLC to form Optigenix International Corporation (OIC). This Agreement was further amended on May 4, 2001 to included CampaMed LLC. The Agreement provides for OIC to have exclusive worldwide continual distribution rights to the Optigene-X and CampaMed line of anti-aging nutraceuticals. Pursuant to the agreement DB Capital Management will own thirty percent (30%) of OIC.

In April, 2000 Seth Pollack, resigned as our Vice President of Corporate Development

PART II —OTHER INFORMATION

Item 1. Legal Proceedings

           We are currently a party to a lawsuit entitled Ocean Internet Marketing Group. Inc. v Digital Bridge, Inc. filed in the East Phoenix Justice Court # 1. The plaintiff is seeking damages in the amount of $6,800 plus pre-judgment interest, attorney’s fees and court costs for breach of contract for services allegedly supplied to N2Plus prior to their purchase by us. We intend to file an answer and to assert counterclaims in the suit and we intend to vigorously contest it. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties.

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

10-QSB.

2	Digital Bridge, Inc. filed a report on Form 8-K on March 5, 2001 announcing the retention of Rotenberg & Co. LLP as the Company’s independent auditors replacing Hood & Strong

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRIDGE, INC.

/s/ John C. Flanders, Jr. By: John C. Flanders, Jr. Its: Chief Executive Officer Date: May 11, 2001

/s/ Scott M. Manson By: Scott M. Manson Its: President, Chief Financial Officer and Chief Accounting Officer Date: May 11, 2001