Form 10KSB
period 2001-06-30
DIGITAL BRIDGE INC
filed 2001-09-28
CIK 1090052

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
----------------------------------
FORM 10KSB
----------------------------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2001.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-26755

DIGITAL BRIDGE, INC.
(Name of Small Business Issuer in its Charter)

Nevada                                   88-0417771
(State or Other Jurisdiction of          (I.R.S.Employer
Incorporation or Organization)       Identification Number)

21436 North 20th Avenue, Phoenix, AZ               85027
(Address of Principal Executive Offices)           (Zip Code)

(623) 773-3644
(Issuer's Telephone Number, Including Area Code)

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

Yes [x]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

The Issuer's revenue for the fiscal year ended June 30, 2001, was $2,217,191.

The aggregate market value of the common equity held by non-affiliates of the Registrant based on the closing price on the Over-the-Counter Bulletin Board of the common stock on September 26, 2001, was $1,490,654. Directors, Officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

The number of shares outstanding of the Issuer's Common Stock as of September 26, 2001, was 56,599,866.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [x]


TABLE OF CONTENTS

PART I
     Item 1  Business
     Item 2  Description of Property
     Item 3  Legal Proceedings
     Item 4  Submission of Matters to a Vote of Security Holders
PART II
     Item 5  Market for Common Equity and Related Stockholder Matters
     Item 6  Management's Discussion and Analysis of Plan of Operation
     Item 7  Financial Statements
     Item 8 Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
     Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
PART III
     Item 10  Executive Compensation
     Item 11  Security Ownership of Certain Beneficial Owners and Management
     Item 12  Certain Relationships and Related Transactions
     Item 13  Exhibits and Reports on Form 8-K


Independent Auditors' Report
Balance Sheet
Income Statement
Statement of Changes in Stockholders' Deficit
Cash Flow Statement
Notes to Financial Statements



                                     PART I

ITEM 1.  BUSINESS

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of the Company and those preceded by, followed by or that include the words "believes," "could," "expects," "anticipates," or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that various events could cause those results to differ materially from those expressed in such forward-looking statements: materially adverse changes in economic conditions in the markets served by the companies; competition from others in the website development, eBusiness builder, venture technologist, Internet and IT markets, nutritional supplement and nutraceutical markets and other industry segments; failure to realize fully expected cost savings from the mergers and acquisitions described herein; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs or difficulties related to the integration of the businesses of the Company and the businesses it is acquiring, as described herein; and other risks and uncertainties as may be detailed from time to time in the Company's public announcements and SEC filings.

THE  COMPANY

History
---------

The Company was incorporated in Nevada on July 10, 1996, under the name of "Black Stallion Management, Inc."("BSM"). From July 10, 1996, until January 21, 2000, BSM had been inactive and had no significant operations. On January 21,2000, BSM entered into a Reorganization and Stock Purchase Agreement ("Purchase Agreement") with a company named Digital Bridge, Inc., pursuant to which BSM acquired 100% of the issued and outstanding common stock of Digital Bridge, Inc. The closing of the Purchase Agreement transaction occurred on January 31, 2000, and resulted in Digital Bridge, Inc. becoming a wholly owned subsidiary of BSM.

On February 14, 2000, BSM changed its name to "Digital Bridge, Inc." For the purposes of this Annual Report on Form 10-KSB, the Company may be referred to as "Digital", we, us or the Company.

In February of 2000, Digital Bridge began trading on the OTC Bulletin Board under the symbol "DGBI". In June of 2000, the company entered into a merger agreement with 24x7 Development, Inc. a Phoenix, Arizona based company seasoned in developing global, multi-lingual, high end, Web businesses. Previously, the Company was the internal development arm for GlobalNetFinancial.com (a NASDAQ traded company).

In August of 2000, Digital Bridge acquired two small technology firms. The first, OTVnet, Inc., designs and manages comprehensive online systems for unions and their associated benefit trusts. The second, N2Plus, was a B2B application service provider that developed a product that enables businesses to instantly create private labeled online e-commerce stores.

In May of 2001, the Company announced the establishment of its DB Capital
Management, Inc. and DB Technologies, Inc. subsidiaries.   Creating these
subsidiary organizations within the Company allows us to approach diverse markets simultaneously without losing focus, while at the same time remaining flexible as an organization.

In June of 2001, DB Capital Management entered into a Joint Venture Agreement with Optigene- X LLC and CampaMed LLC for the formation of Garra Sciences, Inc. We own 32% of Garra Sciences. Garra Sciences has the exclusive right to distribute C-Med100 and the Optigene line of nutrition supplements. DB Capital Management will also provide financial, operational, marketing, distribution and fulfillment services to Garra for a monthly fee.

In June of 2001, We acquired the assets of Store Choice Corp including its website StoreChoice.com. StoreChoice.com is a Website that aggregates merchandise from a variety of retailers

In July of 2001, DB Capital Management entered into a Joint Venture Agreement with Targeted Medical Foods LLC for the formation of Parmula Therapeutics, Inc. We own 48% of Parmula. Parmula has the exclusive right to distribute "NutraSmokeless" and AppTrim, nutritional supplements developed by Targeted Medical Foods. . DB Capital Management will also provide financial, operational, marketing, distribution and fulfillment services to Parmula for a monthly fee.

The Company is an "International Business Architect," which provides management, sales, distribution, marketing, and Internet enterprise solutions through a suite of proprietary applications and professional services.

Through our wholly-owned subsidiary, DB Capital Management, we have recently entered the $49 billion nutritional supplement market by executing two separate joint venture agreements which provide for exclusive distribution rights to several patented and proprietary nutritional supplement blends. The nutraceutical products distributed by us include: Optigene Professional, a revolutionary Age Management System; C-MED-100, the only product that the U.S. Food & Drug Administration allows to claim assistance with the natural DNA repair process; AppTrim, a ground-breaking appetite suppressant and fat-burner; and Nutra Smokeless, which decreases nicotine cravings and assists with the cigarette quitting process.

We also provide Internet technology solutions through an exciting business model known as "Venture Technology," in which we provide human capital in the form of a total and instant IT infrastructure in exchange for management fees and equity participation. With Venture Technology, we serve our clients as a management consultant, Internet strategy consultant, interactive marketing agency, and technology developer, all seamlessly integrated into a cohesive unit.

The Company operates through three separate but complementary subsidiaries.
Each subsidiary has a distinct core focus and market niche, and utilizes the technologies and business models developed by us to maximize revenues within its respective niche. This model helps to ensure steady overall growth by spreading risk over several different market sectors. These subsidiaries are as follows:

(1) DB Capital Management: DB Capital Management is the investment management arm of the Company, and is responsible for negotiating and establishing joint ventures, strategic alliances, mergers, acquisitions and other arrangements. DB Capital Management manages and administers Garra Sciences, Inc., and Parmula Therapeutics, Inc.; two nutraceutical distribution companies formed through joint ventures between DB Capital Management and nutritional supplement manufacturers.

(2) DB Technologies: DB Technologies is our technology development division, focusing on the design and development of advanced and innovative Internet business solutions, which allow our clients and subsidiaries to leverage the Internet as a new market for their products and services, and as a tool to streamline their operations.

DB Technologies has developed software applications, which it incorporates into
products sold or utilized by our other subsidiaries, or by outside clients.   DB
Technologies also provides the Venture Technology services mentioned above, and thus assists its customers in building and managing their own e-businesses, while retaining a significant equity percentage of its customers' enterprise.

(3) OTVnet, Inc.: OTVnet, Inc. is a wholly owned subsidiary acquired in September 2000. OTVnet is in the business of creating and selling online administration and communication tools to labor unions and their associated benefits trust organizations. Established in 1997, OTVnet has grown to become a leader in the provision of proprietary Internet communication tools for unions and their associated training and contractor organizations, and is marketing its product line to this tightly focused niche market.

We thereby attempt to spread risk across several different business models, while at the same time maximizing revenue potential by building long-term value through the development of proprietary technologies utilized in the businesses developed by the Company and its clients.

We offer our products and services in several different markets through its various subsidiaries, which renders it better able to

"   Meet market demands,
"   Remain flexible to emerging opportunities,
"   Create a stronger and more diversified balance sheet, and
"   Efficiently fund research and development of scalable and profitable products.

The product side of the business is exemplified by the our nutraceutical joint ventures, through which we distribute highly innovative and unique nutritional
supplement products that appeal to a wide range of potential customers.   We
continue to seek out unique and efficacious products that have strong scientific background and a high degree of consumer demand.

The service side of the business, Venture Technology, provides a small number of highly technical "hands on" projects that both provide cash flow and equity.
In developing technology solutions for these portfolio clients, Digital Bridge is creating intellectual properties whose full rights are retained by the Company, and can then be turned into market leading products.


Employees
---------------

As of September 25, 2001, we had 12 employees, none of whom are represented by a union. We believe our relations with our employees are good.

Competition
----------------

The Nutritional Supplement Industry is highly competitive. Our principal competitors include a number of large, nationally known manufacturers (such as Twinlab, Solgar, Nature's Plus, Country Life and Nature's Way) and many smaller manufacturers and distributors of nutritional supplements. Many of our principal competitors are larger than us, have greater access to capital and may be better able to withstand volatile market conditions within the Industry. Moreover, because this industry generally has low barriers to entry, additional competitors could enter the market at any time. Private label products of our targeted customers may also provide competition to our products. Whole Foods, Wild Oats and most large health food stores also sell a portion of their supplement offerings under their own private labels. We believe that health food retailers are increasingly likely to align themselves with those companies that offer a wide variety of high quality products, have a loyal customer base, support their brands with strong marketing and education programs and provide consistently high levels of customer service. We believe that we will be able to compete favorably with other nutritional supplement companies because of our anticipated comprehensive line of products, commitment to quality, ability to rapidly introduce innovative products, competitive pricing and sales marketing and distribution strategy we are in the process of implementing. Because we will compete in the mass-market retail channel of distribution, it is possible that as increasing numbers of companies sell nutritional supplement products in the mass-market channels (such as NBTY, Rexall and Weider), these product offerings may affect our sales. We also compete with distributors that sell products to Health Food Stores as well as the mass-market retail channel (such as United Natural Foods, Tree of Life and Super Nutrition.) In addition, several major pharmaceutical companies have introduced herbal lines in the mass market, including American Home Products (Centrum) and Bayer (One-A-Day). Many of these companies have substantially greater financial and other resources than us. In that regard, although the Nutritional Supplement Industry to date has been characterized by many relatively small participants, there can be no assurance that additional national or international companies (which may include additional pharmaceutical companies or additional suppliers to mass merchandisers) will not seek in the future to enter or to increase their presence in the Market. Increased competition in the Nutritional Supplement Market could have a material adverse affect on us.

The Internet, Web development and eBusiness Builder industries are also highly competitive. Our competitors range from development stage companies to major domestic and international companies, many of whom have:

- substantially greater financial, technical, marketing and human resource capabilities;
-    established relationships with their customers;
-    name-brand recognition; and
-    established positions in the markets that we have targeted for penetration.

Despite growth in our net revenues to date, we have not been profitable. Our net losses may not decrease proportionately with any future increase in our net revenues primarily because of our likely increased expenses related to the increased investment in our knowledge management and operations infrastructure. To the extent that future net revenues do not increase significantly in the same periods in which operating expenses increase, our operating results would be adversely affected.


ITEM  2.  DESCRIPTION  OF  PROPERTY

     We do not own any real property. However, we are currently leasing the office space described below:

     1. Approximately 8,500 square feet at 21436 North 20th Avenue, Phoenix, Arizona, pursuant to a 36 month operating lease initiated in July 2000. As of September 26, 2001, 21 months remain on the lease with monthly rent of approximately $5,500 plus Lessee's share of operating expenses.

ITEM  3.  LEGAL  PROCEEDINGS

     We are currently a party to the following lawsuits:

a) Ocean Internet Marketing Group. Inc. v Digital Bridge, Inc. filed in the East Phoenix Justice Court # 1. The plaintiff is seeking damages in the amount of $6,800 plus pre-judgment interest, attorney's fees and court costs for breach of contract for services allegedly supplied to N2Plus prior to their purchase by us. We have filed an answer and counterclaims in the suit and we intend to vigorously contest it. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties.
b) GlobalNet Financial.com, Inc. v Digital Bridge, Inc. filed in the Superior Court of Arizona, County of Maricopa. Plaintiff is seeking damages in the amount of $88,001.43 plus pre-judgment interest, attorney's fees and court costs Plaintiff alleges that the Company is in breach of contract, breach of the covenant of good faith among other charges arising out of the Company relocating its offices. We have filed an answer and counterclaims in the suit and we intend to vigorously contest it. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On June 21, 2001, the holders of more than a majority of the Company's Common Stock approved by written consent the following:
1) an amendment to the Company's Certificate of Incorporation, as amended, to increase the authorized Common Stock from 50,000,000 shares to 200,000,000 shares and the authorized Preferred Stock from 5,000,000 shares to 20,000,000 shares.
2) Elected John C. Flanders, Jr., Kenneth Paganini, Scott M. Manson and Seth D. Heyman to the Company's Board of Directors
3)  Approved the Company's 2000 Stock Option Plan
4) Approved changing the Company's auditors to Rotenberg & Company LLP from Hood & Strong LLP

     Under Nevada law, no meeting of the stockholders was required to approve the above actions if a majority of the shares of Digital Stock were voted in favor of the above actions. However, Digital did provide its stockholders with an Information Statement on Schedule 14C concerning such actions.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Market  Information
-------------------

     On February 11, 2000, Digital Stock began trading on the Over-the-Counter Bulletin Board regulated by the National Association of Securities Dealers, Inc. and trades under the symbol "DGBI". The table set forth below presents the high and low bid prices of Digital Stock for the periods indicated. However, since the Digital Stock is traded on the Over-the-Counter Bulletin Board, the following prices may reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

     Common  Stock                              High            Low
     --------------------                       ----            ---

     Quarter Ended March 31, 2000               $12.75          $3.00

     Quarter Ended June 30, 2000                $5.375          $1.50

     Quarter Ended September 30, 2000           $2.7188         $ .5312

     Quarter Ended December 31, 2000            $1.8125         $ .125

     Quarter Ended March 31, 2001               $  .1875        $ .0625

     Quarter Ended June 30, 2001                $   .38         $ .0781

     On September 26, 2001, the closing price of the Digital Stock was $.06

Holders
------------------------------------------

As of September 26, 2001, there were approximately 110 holders of record and 500 beneficial holders of Digital Stock.

Dividend  Policy
----------------

The company has not paid any dividends in the past and we anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay any dividends in the foreseeable future.


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

Overview
------------

The Company is an "International Business Architect," which provides management, sales, distribution, marketing, and Internet enterprise solutions through a suite of proprietary applications and professional services.

Through our wholly-owned subsidiary, DB Capital Management, we have recently entered the $49 billion nutritional supplement market by executing two separate joint venture agreements which provide for exclusive distribution rights to several patented and proprietary nutritional supplement blends. The nutraceutical products distributed by us include: Optigene Professional, a revolutionary Age Management System; C-MED-100, the only product that the U.S. Food & Drug Administration allows to claim assistance with the natural DNA repair process; AppTrim, a ground-breaking appetite suppressant and fat-burner; and Nutra Smokeless, which decreases nicotine cravings and assists with the cigarette quitting process.

We also provide Internet technology solutions through an exciting business model known as "Venture Technology," in which we provide human capital in the form of a total and instant IT infrastructure in exchange for management fees and equity participation. With Venture Technology, we serve our clients as a management consultant, Internet strategy consultant, interactive marketing agency, and technology developer, all seamlessly integrated into a cohesive unit.

The Company operates through three separate but complementary subsidiaries.
Each subsidiary has a distinct core focus and market niche, and utilizes the technologies and business models developed by us to maximize revenues within its respective niche. This model helps to ensure steady overall growth by spreading risk over several different market sectors. These subsidiaries are as follows:

(1) DB Capital Management: DB Capital Management is the investment management arm of the Company, and is responsible for negotiating and establishing joint ventures, strategic alliances, mergers, acquisitions and other arrangements. DB Capital Management manages and administers Garra Sciences, Inc., and Parmula Therapeutics, Inc.; two nutraceutical distribution companies formed through joint ventures between DB Capital Management and nutritional supplement manufacturers.

(2) DB Technologies: DB Technologies is our technology development division, focusing on the design and development of advanced and innovative Internet business solutions, which allow our clients and subsidiaries to leverage the Internet as a new market for their products and services, and as a tool to streamline their operations.

DB Technologies has developed software applications, which it incorporates into
products sold or utilized by our other subsidiaries, or by outside clients.   DB
Technologies also provides the Venture Technology services mentioned above, and thus assists its customers in building and managing their own e-businesses, while retaining a significant equity percentage of its customers' enterprise.

(3) OTVnet, Inc.: OTVnet, Inc. is a wholly owned subsidiary acquired in September 2000. OTVnet is in the business of creating and selling online administration and communication tools to labor unions and their associated benefits trust organizations. Established in 1997, OTVnet has grown to become a leader in the provision of proprietary Internet communication tools for unions and their associated training and contractor organizations, and is marketing its product line to this tightly focused niche market.

We thereby attempt to spread risk across several different business models, while at the same time maximizing revenue potential by building long-term value through the development of proprietary technologies utilized in the businesses developed by the Company and its clients.

We offer our products and services in several different markets through its various subsidiaries, which renders it better able to

"   Meet market demands,
"   Remain flexible to emerging opportunities,
"   Create a stronger and more diversified balance sheet, and
"   Efficiently fund research and development of scalable and profitable products.

The product side of the business is exemplified by the our nutraceutical joint ventures, through which we distribute highly innovative and unique nutritional
supplement products that appeal to a wide range of potential customers.   We
continue to seek out unique and efficacious products that have strong scientific background and a high degree of consumer demand.

The service side of the business, Venture Technology, provides a small number of highly technical "hands on" projects that both provide cash flow and equity.
In developing technology solutions for these portfolio clients, Digital Bridge is creating intellectual properties whose full rights are retained by the Company, and can then be turned into market leading products.


Results  of  Operations
-----------------------------

Revenues
-----------

     Total revenues for the year ended June 30, 2001 was $2,217,191 and $1,348,700 for the year ended June 30, 2000. This was an increase of approximately 64%. This was due to us ending our reliance on providing services solely to affiliates and marketing our services to independent parties.

Cost  of  Sales
------------------

     Cost of sales includes salary allocation of technical personnel for time spent on web site development, design and implementation. Employees' time is tracked internally and expensed against client projects. Other costs of sales include the gross cost for web hosting services and maintenance. Costs of sales for the year ended June 30, 2001 was $872,577 and $1,346,437 for the year ended June 30, 2000. Our cost of sales decreased both in real terms and as a percentage of our sales due to us ending our reliance on providing services solely to affiliates and marketing our services to independent parties.

Operating  Expenses
-------------------------

     a. Salaries and Benefits consist of compensation and related expenses for personnel. Salaries and benefits for the year ended June 30, 2001 were $2,811,656 $982,007 for the year ended June 30, 2000. We expect these costs to decrease in absolute dollars in future periods as we have lessened our executive and administrative staff. The Company in the last twelve months has reduced its staff from approximately forty employees to twelve. The company does not anticipate that number increasing significantly.

     b. Professional Fees consists of legal and accounting fees. Professional fees were $353,083 for the year ended June 30, 2001 and $218,443 for the year ended June 30, 2000. The increase was due to the three mergers that the company completed during this fiscal year.

     c. Office Expenses for the year ended June 30, 2001 were $971,450 and $1,044,294 for the year ended June 30, 2000. The decrease was due to the efficiencies achieved in the consolidation of the merged companies.

d. Depreciation is calculated on a straight-line basis with assets recorded at cost and depreciated over a span of three to seven years. Depreciation decreased for year ending June 30,2001 to $115,827 from $172,245 the year before.

Interest Expense
-------------------

    Interest Expense for the year ended June 30, 2001 was $31,679 compared to $79,332 for the year ended June 30, 2000. The decrease was due to the reclassification of certain debt, the repayment of certain debt and the conversion into equity of certain debt.

Loss on Sale of Assets
---------------------------

    Loss on sale of assets for the year ended June 30, 2001 was $25,109 compared to $76,742 for the year ended June 30, 2000. This was the result of the Company disposing of less equipment this year than last year.

Extraordinary Losses
-------------------------

    On June 15, 2001, Digital Bridge entered into an asset purchase agreement with StoreChoice.com (StoreChoice) whereby the Company acquired all of the assets of StoreChoice.com. In consideration, Digital Bridge exchanged 244,000 shares of its Series C Preferred Stock for 2,000,000 shares of common stock of Digital Bridge held by StoreChoice. In addition, Digital Bridge forgave $505,000 of receivables owed to the Company by StoreChoice. The extraordinary loss of $505,000 resulted from the write-off of the receivable owed by StoreChoice. The extraordinary loss of $180,000 resulted from the write-off of the Company's investment in StoreChoice.com. The Company did not have any extraordinary losses for year ending June 30,2000.


Income Taxes
------------------

     No provision for federal and state income taxes has been recorded because we have incurred net operating losses since inception. As of June 30, 2001, we had available net operating loss carryforwards approximating $3,866,833. The federal carryforwards are available to offset future taxable income and expire beginning in fiscal 2019. Deferred income tax assets arising from such loss carryforwards have been fully reserved as of June 30, 2001 and 2000.

Liquidity  and  Capital  Resources
-----------------------------------------

Net cash used in operating activities was $1,806,402 for the twelve months ended June 30, 2001 as compared to 1,969,772 for the twelve months ended June 30, 2000.

Net cash used in investing activities was $98,203 for the twelve months ended June 30, 2001 of which all was used to purchase computer equipment and office furniture. For the twelve months ended June 30, 2000 net cash used in investing activities was $148,885 of which all was used to purchase computer equipment and office furniture.

Net cash provided by financing activities was $1,676,931 for the twelve months ended June 30, 2001 primarily from the sale of common stock compared to $2,287,725 primarily from the sale of common stock.

Ability to Raise Capital
-------------------------------

We currently anticipate that our available cash resources combined with proceeds from capital raising transactions will be sufficient to meet anticipated working capital and capital expenditure requirements through the end of the our second quarter of the fiscal year ending June 30, 2002 We currently are attempting to raise additional capital. We expect to use the proceeds from any such capital raising transactions to fund expansion, to increase marketing and sales efforts and to acquire complementary products and technology and for general corporate purposes, including working capital. If we do not successfully address the need to raise capital, our ability to continue to conduct business would be seriously harmed.


Risk  Factors
-----------------

RISKS ASSOCIATED WITH COMPETITION.

The Nutritional Supplement Industry is highly competitive. Certain of the Company's principal competitors are larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions within the Industry. Moreover, because this industry generally has low barriers to entry, additional competitors could enter the market at any time. Private label products of the Company's targeted customers may also provide competition to the Company's products. Although the Nutritional Supplement Industry to date has been characterized by many relatively small participants, there can be no assurance that additional national or international companies (which may include additional pharmaceutical companies or additional suppliers to mass merchandisers) will not seek in the future to enter or to increase their presence in this market. Increased competition in this Market could have a material adverse effect on the Company.

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

As a result of our recent acquisitions ,mergers and Joint Ventures, we intend to further develop and expand our combined businesses. In order to accomplish these goals, we will need to implement enhanced operational and financial systems and will likely require additional management, operational and financial resources. We cannot assure you that the combined companies will successfully implement and maintain such operational and financial systems or successfully obtain, integrate and utilize the management, operational and financial resources necessary to manage a developing and expanding business in an evolving and increasingly competitive industry. Failure to implement such systems successfully or use such resources effectively could have a material adverse effect on the combined companies' business, financial condition or results of operations.

WE HAVE A LIMITED OPERATING HISTORY AND HAVE MADE NO PROFITS SO FAR.

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

OUR SUCCESS DEPENDS ON ATTRACTING AND RETAINING KEY PERSONNEL.

The successful development, marketing and design of our products and services will depend upon the skills and efforts of a small group of management personnel, including John C. Flanders, Jr., our Chief Executive Officer, Scott
M. Manson, our President and Chief Financial Officer, Seth D. Heyman, our Executive Vice President and Ron Friedman our Vice President of Sales and Marketing. Substantially all of the Company's employees are employed "at will." None of the key management employees has a long-term employment contract with the Company and there can be no assurance that such individuals will remain with the Company. The failure of such key personnel to continue to be active in management could have a material adverse effect on the Company.

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

WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL NEEDED TO OPERATE AND GROW OUR BUSINESS, THEREBY REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

Our capital requirements in connection with the development and expansion of our business have been and will continue to be substantial. We will require additional funds to design, develop and license new products and services and to run our operations. We cannot assure you that we can obtain any significant additional financing on commercially attractive terms, in a timely fashion, in sufficient amounts or at all. If adequate funds are not available, we would have to scale back our operations, including product development and design, as well as marketing activities, all of which could cause us to lose both customers and market share and ultimately cease operations.

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

OUR INTELLECTUAL PROPERTY RIGHTS MAY BE CHALLENGED.

We have developed proprietary Internet software and have filed or will file applications for certain trademarks, service marks, domain names and other proprietary rights, which we either currently have or may have in the future and which we believe to be important to our business. Given the uncertain application of existing copyright and trademark laws to the Internet, we cannot assure investors that existing laws will provide adequate protection for our technologies, sites or registered domain names. Policing unauthorized use of our technologies, content and other intellectual property rights entails significant expenses and could otherwise be difficult or impossible to do, given, among other things, the global nature of the Internet. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks and other intellectual property of third parties by our licensees or us. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

RISKS ASSOCIATED WITH GOVERNMENT REGULATION.

The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of nutritional supplements such as those sold by the Company's Joint Venture are subject to regulation by a number of federal, state and foreign agencies, principally, the FDA and the FTC. Among other matters, such regulation is concerned with claims, made with respect to a product, that assert the healing or nutritional value of such product. Such agencies have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, by requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure, imposing civil penalties, or commencing criminal prosecution. Federal and state agencies have in the past used these remedies in regulating participants in the dietary supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. In addition, increased sales and publicity of dietary supplements may result in increased regulatory scrutiny of the nutritional supplements industry. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company's business, financial condition or results of operations.
There can be no assurance that such proceedings or investigations or any future proceedings or investigations will not have a material adverse effect on the Company.

NO ASSURANCE OF FUTURE INDUSTRY GROWTH.

There can be no assurance that the markets for our Joint venture's nutritional supplements are as large as reported or that projected or expected growth will occur or continue. Market data and projections, such as those presented in this Form 10KSB, are inherently uncertain and subject to change. In addition, the underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond the Company's control. Recently, various publicly-traded nutritional supplement companies, as well as industry analysts, have announced that there is a slow-down in sales of nutritional supplements. There can be no assurance that an adverse change in size or growth rate of the nutritional supplement will not have a material adverse effect on the Company.

PRODUCT LIABILITY; POTENTIAL ADVERSE PRODUCT PUBLICITY.

The Company, like any other retailer, distributor or manufacturer of products that are designed to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. In the event that the Company does not have adequate insurance or contractual indemnification, product liability claims could have a material adverse effect on the Company. The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding the Company's insurance coverage could have a material adverse effect on the Company. The Company is highly dependent upon consumers' perception of the safety and quality of its products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on the Company, regardless of whether such reports are scientifically supported and regardless of whether the harmful effects would be present at the dosages recommended for such products. Although many of the ingredients in the Company's products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of the Company's products contain innovative ingredients or combinations of ingredients. Although the Company believes all of its products to be safe when taken as directed by the Company, there is little long-term experience with human consumption of certain of these innovative product ingredients or combinations thereof in concentrated form. Although the Company performs research and/or tests the formulation and production of its products, it has only sponsored limited clinical studies.

RISKS ASSOCIATED WITH IMPLEMENTATION OF THE BUSINESS STRATEGY.

 Implementation of the Company's business strategy is subject to risks and uncertainties, including certain factors that are within the Company's control and other factors that are outside of the Company's control. In addition, certain elements of the Company's business strategy, notably the acquisition of complementary businesses or product lines, could result in significant expenditures of cash and management resources. Finally, implementation of the Company's business strategy is subject to risks associated with market and competitive conditions

RISKS ASSOCIATED WITH ACQUISITIONS.

The Company has completed three acquisitions and has formed two joint ventures and expects to pursue additional acquisitions in the future as a key component of the Company's business strategy. There can be no assurance that attractive acquisition opportunities will be available to the Company, that the Company will be able to obtain financing for or otherwise consummate any future acquisitions or that any acquisitions which are consummated will prove to be successful. Moreover, acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company's other businesses, the diversion of management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. In addition, future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock which could be dilutive to holders of Common Stock.

 RISK OF LIMITED SUPPLY SOURCES; DEPENDENCE ON FOREIGN SUPPLIERS.

The Company believes that its continued success will depend upon the availability of raw materials that permit the Company to meet its labeling claims, quality control standards and desire for unique ingredients. Due to issues relating to quality or third-party intellectual property rights, a number of the Company's branded products contain one or more ingredients that may only be available from a single source or supplier. In addition, the supply of herbal products is subject to the same risks normally associated with agricultural production, such as climatic conditions, insect infestations and availability of manual labor or equipment for harvesting. Any significant delay in or disruption of the supply of raw materials could substantially increase the cost of such materials, could require product reformulations, the qualification of new suppliers and repackaging and could result in a substantial reduction or termination by the Company of its sales of certain products, any of which could have a material adverse effect upon the Company. Accordingly, there can be no assurance that the disruption of the Company's supply sources will not have a material adverse effect on the Company. Although the Company acquires the majority of its raw materials from domestic suppliers, the ingredients of a number of the Company's products include one or more ingredients that originate outside of the United States. The Company's business is therefore subject to the risks generally associated with doing business outside the United States, such as delays in shipments, embargoes, changes in economic and political conditions, tariffs, foreign exchange rates and trade disputes. The Company's business is also subject to the risks associated with the enactment of United States and foreign legislation and regulations relating to imports and exports, including quotas, duties, taxes or other charges or restrictions that could be imposed upon the importation of products into the United States. These factors could result in a delay in or disruption of the supply of certain raw materials and could have the consequences described in the preceding paragraph, any of which could have a material adverse effect on the Company.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS.

The Company's continued growth is dependent in part upon its ability to expand its operations into new markets, including international markets. The Company may experience difficulty entering new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things: (i) changes in or interpretations of foreign regulations that may limit the Company's ability to sell certain products or repatriate profits to the United States, (ii) exposure to currency fluctuations, (iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs and (iv) political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

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









                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  and Stockholders
Digital Bridge, Inc.
(A Nevada Corporation)
Phoenix, Arizona


We have audited the accompanying consolidated balance sheets of Digital Bridge, Inc. as of June 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Bridge, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in new and rapidly evolving markets for Internet products and services. As discussed in Note 13 to the financial statements, the Company was only recently formed, and has not generated sufficient revenues to achieve profitability. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
  September 12, 2001




ITEM 7. FINANCIAL STATEMENTS

Digital Bridge, Inc.
Consolidated Balance Sheets
                                              6/30/01         6/30/00
ASSETS
CURRENT ASSETS

Cash and Cash Equivalents                      $5,391         $233,065
Receivables, net                               57,494         142,108
Related Party Receivables                      474,733        0
Prepaid Expenses and Other Current Assets      0              36,360

Total current Assets                           537,618        411,533

OTHER ASSETS

Furniture & Equipment
(net of accumulated depreciation)              220,514        238,138
Other Assets                                   26,873         33,685
StoreChoice.com Assets                         79,200         0

Total Assets                                   $864,205       $683,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Trade Payables                                 $378,421       $224,183
Accrued expenses                               1,853,130      12,403
Unearned Revenue                               27,736         0
Leases Payable                                 65,237         8,646
Notes Payable                                  278,934        932,120
Investment in Joint Venture                    212,308        0

Total current liabilities                      2,815,766      1,177,352

Long term liabilities
Leases Payable                                 0              4,550

Total liabilities                              2,815,766      1,181,902

Common Stock ($.001 par value 200,000,000
shares authorized                              48,376          41,762
48,376,143 and 41,762,000 outstanding)
Preferred Stock ($.001 par value, 20,000,000
shares authorized
244,000 and 0 outstanding)                     244            0
Additional Paid in Capital                     5,297,221      2,890,211
Retained earnings (deficit)                   (7,297,402)     (3,430,519)

Total equity                                  (1,951,561)     (498,546)

Total Liabilities and Stockholders' Equity    $ 864,205      $ 683,356

The Accompanying Notes Are an Integral Part of the Financial Statements Digital Bridge, Inc.
Consolidated Income Statements


                                               For            For
                                               12 mos ended   12 mos ended
                                               June 30, 2001  June 30, 2000

Revenue                                        $ 2,217,191    $ 1,348,700

Cost of Goods sold                             872,577        1,346,437

Gross Income                                   1,344,614      2,263

General and Administrative Expenses

Salaries & Benefits                            2,811,656      982,007
Professional fees                              353,083        218,443
Depreciation & amortization                    115,827        172,245
Office expense                                 973,450        1,044,294
Taxes                                          3,385          4,026

Total General and Administrative Expenses      4,257,401      2,421,015

Net loss from Operations                       (2,912,787)    (2,418,752)

Other Income & Expenses
interest expense (net of interest income)      (31,679)       (79,332)
Loss on sales of assets                        (25,109)       (76,742)
Equity Investment Loss in Garra Sciences       (212,308)      0

Income before extraordinary items              (3,181,883)    (2,574,826)

Extraordinary Loss on writedown of
  StoreChoice assets (net of income taxes of $0)(505,000)     0
Extraordinary Loss on writeoff of investment
   (net of income taxes of $0)                  (180,000)     0

Net Loss                                        $(3,866,883)  $(2,574,826)


Loss per Common Share                           $  (0.087)    $(0.062)

Average weighted shares                         45,034,070     41,692,000



The Accompanying Notes Are an Integral Part of the Financial Statements


Digital Bridge, Inc.
Statement of Changes in
Stockholders' Equity

Common Stock    Preferred Stock Common  Preferred         Retained    Total
# of shares     # of shares     Stock   Stock     APIC    Earnings    Equity
                                                               (Deficit)

Balance at inception
   -           -  $            -    $      -    $  -   $       - $      -

Common Stock Issued
  13,250,000     -               13,250      -      23,750      -     37,000

Common Stock issued, as recapitalized
 14,600,000      -               9,030       -       -           -      9,030

Additional Paid-In Capital
                                                  181,562             181,562

Net Loss
   -             -               -           -        -   (759,027) (759,027)
     ________________________________________________________________________

Balance July 1, 2000
 27,850,000      -              $22,280    $-    205,312 (759,027)  (531,435)

Adjust for $.001 PV
    -           -               5,570       -        (5,570)     -       -

Stock issued in conjunction with mergers
24x7  10,000,000  -               10,000              72,634   48,192 130,826
N2Plus  1,000,000 -               1,000             168,602  269,516)(99,914)
OTVnet  2,912,000   -            2,912           2,449,233  (2,450,168) 1,977
        ________________________________________________________________________

Balance at July 1, 2000 after merger in effect

   41,762,000  -               41,762      - 2,890,211 (3,430,519)(498,546)

Stock issued in Repayment of OTVnet Note
   300,000     -               300         -       239,700          240,000

Stock issued in Repayment of Note
    78,143      -               78          -       38,993      -     39,071

Conversion of Notes Payable to Common Stock
    140,000     -               140         -       699,860     -    700,000

Conversion of Notes Payable to Additional Paid in Capital
    -           -               -           -       67,200      -     67,200

Stock issued in Private Placement
  2,643,500      -               2,644       -       864,965     -    967,609

Stock issued to StoreChoice pursuant to development contract
 2,000,000       -               2,000       -       178,000     -    180,000

Stock cancelled and issued for StoreChoice acquisition
 (2,000,000)     244,000         (2,000)    244      80,956      -     79,200

Exercise of Stock Options
 2,282,500       -               2,282       -       173,468     -    175,750

Stock for services
 1,170,000       -               1,170       -       63,868      -     65,038


Net Loss for Year ended June 30, 2001
                                                       (3,866,883)(3,866,883)
                                                      _______________________

Balance June 30, 2001
 48,376,143      244,000         $48,376  $244 5,297,221(7,297402)(1,951,561)

The Accompanying Notes Are an Integral Part of the Financial Statements




Digital Bridge, Inc.
Consolidated Statements of Cash Flows
                                                12 mos ended     12 mos ended
OPERATING ACTIVITIES                            June 30, 2001    June 30,2000

  Net Loss                                      $(3,866,883)    $(2,574,826)
  Adjustments to reconcile net loss to
     net cash used by operations:
    Depreciation and Amortization                115,827         172,245
    Net Loss on Equity Investment                212,308         0
  Decrease (Increase) in Receivables             84,614          7,928
  Decrease (Increase) in Related Party
  Receivables                                    (474,733)       0
  Decrease (Increase )in Prepaid
  expenses and other current assets               36,360         (23,237)
  Decrease (Increase) in Other assets             6,812          323,951
  Increase in Trade payable                      154,239         122,525
  Increase in Unearned Revenue                   27,736          0
  Increase in Accrued expenses                   1,840,727       (7,004)
  Increase (decrease) in Leases Payable          56,591          8,646

      Net cash used by operating activities     (1,806,402)     (1,969,772)
INVESTING ACTIVITIES:
  Purchase of furniture and equipment            (98,203)        (148,885)

      Net cash used by investing activities      (98,203)        (148,885)

FINANCING ACTIVITIES:
  Proceeds from Notes Payable                     161,210         53,943
  Repayments of Notes Payable                    (114,396)      (500,000)
  Repayments of Leases Payable                    (4,550)         4,550
  Proceeds from issuance of common stock
     and receipt of additional paid-in capital    1,634,667      2,729,232

      Net cash provided by financing activities   1,676,931      2,287,725

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  (227,674)      169,608

CASH AND CASH EQUIVALENTS, beginning of year      233,065        63,997

CASH AND CASH EQUIVALENTS, end of year            $5,391        $233,065
Non-Cash Financing Activities
Conversion of Notes Payable to Capital Stock      700,000         0
Exchange of stock for StoreChoice assets          79,200         0

Cash Paid during the year for interest             8,692         83,735
Cash Paid during the year for income taxes         3,385         4,926

The Accompanying Notes Are an Integral Part of the Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIGITAL BRIDGE, INC. AND SUBSIDIARIES
JUNE 30, 2001


NOTE 1 - NATURE OF OPERATIONS

Digital   Bridge, Inc.  (the Company)  is a corporation, located in Phoenix,
Arizona, organized under the laws of the State of Nevada for the purpose of doing business as a provider of technology development, website development and management services. The Company plans to expand its services to include management, sales, distribution, and marketing of nutritional supplements.

Effective January 31, 2000, the Company and its shareholders entered into a Reorganization and Stock Purchase Agreement with Black Stallion Management, Inc. (Black Stallion), a Nevada corporation. Black Stallion was a publicly traded shell company, which prior to the merger was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. Under the terms of the agreement, the Company's shareholders agreed to exchange 100% of their common stock for 20 million shares of common stock of Black Stallion, resulting in Digital Bridge becoming a wholly owned subsidiary of Black Stallion. Black Stallion subsequently changed its name to Digital Bridge, Inc.

Effective September 19, 2000, the Company entered into a Stock Purchase Agreement with Online Television Network Services (OTV), a California corporation. Under the terms of the agreement, OTV's shareholders exchanged 100% of their common stock for 3,212,000 shares of the Company's stock.

Effective September 20, 2000, the Company entered into an Agreement and Plan of Merger with 24X7 Development.com, Inc. (24X7), a Delaware corporation. Under the terms of the agreement in which Digital Bridge became the surviving entity, 24X7's shareholders exchanged 100% of their common stock for 10,000,000 shares of the Company's stock.

Effective September 20, 2000, the Company entered into an Agreement and Plan of Merger with N2Plus, Inc. (N2Plus), a Delaware corporation. Under the terms of the agreement in which Digital Bridge became the surviving entity, N2Plus' shareholders exchanged 100% of their common stock for 1,000,000 shares of the Company's stock.

In May 2001, the Company announced its intention to form two wholly owned subsidiaries, DB Capital Management, Inc. and DB Technologies, Inc. On June 12, 2001 DB Capital Management, Inc. entered into a Joint Venture for the formation of Garra Sciences, Inc. (Garra). DB Capital Management owns 32% of Garra Sciences, Inc. On July 25, 2001 DB Capital Management, Inc. entered into a Joint Venture for the formation of Parmula Therapeutics, Inc. DB Capital Management owns 48% of Parmula Therapeutics, Inc. The Company plans to enter the nutritional supplement market through these two joint ventures, which provide for exclusive distribution rights of several patented and proprietary nutritional supplement blends. Digital Bridge, Inc. will provide a mix of management, sales, distribution, marketing, and Internet enterprise solutions to Garra and Parmula.

The consolidated financial statements of the Company include the accounts of all of the above surviving entities. The purchase and merger agreements that were effective September 19 and 20, 2000, were recorded as pooling of interest transactions. The accompanying financial statements have been restated to present the financial position and results of operations as of June 30, 2000 for comparative purposes, as if the transactions had occurred as of the earliest period presented in these financial statements. All inter-company balances and
transactions   have been eliminated.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               a.   Basis of Presentation:
                    -----------------------------
The Company maintains its accounts on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

               b.   Cash and Cash Equivalents:
                    --------------------------------------
Cash and cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.

      c.   Allowance for Doubtful Accounts:
                    --------------------------------------
The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $227,194 and $-0- for the fiscal years ended June 30, 2001 and 2000.

               d.   Depreciation:
                    ------------------
Fixed assets are recorded at cost. Property and equipment is depreciated on a straight-line basis over estimated useful lives ranging from three to seven years. Maintenance and repairs are charged to expense. The cost of assets retired or disposed of and their related accumulated depreciation are removed from the accounts.

               e.   Revenue Recognition:
                    ------------------------------
The Company records revenue as earned, ratably over the term of its contracts, based on agreed upon prices for website development, website hosting and management services rendered. Contracts are typically for a one-year term.

   f. Investments:
----------------
The company's proportionate share of income or losses from investments in affiliated companies is accounted for on the equity method.

               g.   Advertising Costs:
                    -----------------------
The Company expenses all advertising costs, including direct response advertising costs, as they are incurred. Advertising expense for the years ended June 30, 2001 and 2000 was $23,699 and $40,882, respectively.

               h.   Loss Per Share:
                    ----------------------
The computation of loss per share is based on the weighted average number of
shares outstanding during the period presented in   accordance   with
Statement of Financial Accounting Standards No. 128, "Earnings Per Share". (See Note 10). Options are antidilutive.

i.   Stock Options and Warrants:
                    --------------------------------------
The Company accounts for stock options and warrants in accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 prescribes the recognition of compensation based on the fair value of the options on the grant date. The Company values stock options issued based upon an option-pricing model and recognizes this value as an expense over the vesting period.

 j.   Recently Enacted Accounting Standards:
                    --------------------------------------------------------
Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No.133 (as amended by SFAS No.
137 and 138),   "Accounting   for   Derivative Instruments   and   Hedging
Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities ", and SFAS 135, "Rescission of FASB No. 75 and Technical Corrections", were recently issued. SFAS No. 130, 131, 132, 133 (as amended), 134 and 135 have no current application to the Company or their effect on the financial statements are not significant.

k.   Income Taxes:
                    -------------------
The Corporation accounts for income taxes in accordance with SFAS 109 "Accounting for Income Taxes", using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. The method uses enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Corporation had no material deferred tax assets or liabilities for the periods presented.

l.   Reclassifications:
                    ----------------------
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.


NOTE 3 - FURNITURE AND EQUIPMENT

Fixed Assets, at cost, is summarized as follows as of June 30,2001 and June 30, 2000:


                                  2001           2000

Office equipment              $361,982       $332,422
Furniture and fixtures          76,944         58,497
Leasehold Improvements           8,782         20,419
-------------------------------------------------------------------
                               447,708        411,338
Less accumulated depreciation (227,194)     ( 173,200)
-------------------------------------------------------------------

                               $220,514      $238,138
       ============================================================

Depreciation expense amounted to $115,827 and $172,245 for the twelve month periods ended June 30, 2001 and 2000, respectively.


NOTE 4 - LEASE COMMITMENTS:

The Company leases office space in three locations under an operating lease
agreement, which expires in 2003.   Rent expense was $226,033 and $162,591 for
the twelve-month periods ended June 30, 2001 and 2000, respectively. As of June 30, 2001, the company leases office space in only one location. Future minimum lease payments, by fiscal year, are as follows:

            Period ended June 30,

                  2002         $  66,642
                  2003            68,641
                  2004            11,468
           ---------------------------------------------
                                $146,751
           =============================================


NOTE 5 - INCOME TAXES:

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses. As of June 30, 2001, the Company has
available for federal and state   purposes   net   operating   loss carry
forwards in the amount of $3,866,833.  The federal and state carry forwards are
available to offset future   taxable income and expire beginning in fiscal year
2019. Deferred income tax assets arising from such loss carry forwards have been fully reserved as of June 30, 2001.


NOTE 6- NOTES PAYABLE:

        Notes payable consisted of the following at June 30, 2001:

                  i) A $100,000 note payable, of which the remaining balance is $85,000, to a non-related entity with interest accruing at a rate of 12% per annum. The note was originally due on January 16, 2001. Along with the Note, Noteholder received 30,000 warrants to purchase the Company's common stock at an exercise price of $.59 per share. The company renegotiated the repayment of the loan to consist of four monthly payments commencing May 7, 2001. In addition Noteholder is to receive an additional 30,000 warrants to purchase the Company's common stock at an exercise price of $.05 per share The company is presently in negotiations with the note holder to provide services in lieu of cash payments.

                  ii) A $50,000 note payable to stockholder for consulting services rendered, with interest at 10%. There are no specified repayment terms for the note.

                 iii) Notes payable to John Flanders Jr., for $89,234 with interest at 18%. Mr. Flanders is the CEO of the company and a member of the Board of Directors. There are no specified repayment terms for the note.

    iv) A note payable to Seth D. Heyman, for $3,200 with interest at 18%. Mr. Heyman is an Executive Vice President of the Company and a member of the Board of Directors. There are no specified repayment terms for the note.


                 v) Notes payable to John Flanders, Sr., for $41,500 with interest at 18%. Mr. Flanders is the Senior Vice President of finance of the Company and the father of the Company's CEO. There are no specified repayment terms for the note.

                  vi) A note payable with an original amount of $20,000 to Scott Kelly with interest at 18%. Mr. Kelly was formerly the CEO of M & A West, a company that currently owns approximately 11,000,000 shares of Company's Stock. The balance of the note as of June 30, 2001 was $10,000.


NOTE 7 - CAPITALIZED LEASES
As of June 30, 2001, the Company had capitalized leases obligations of $65,237. These leases bear interest at rates ranging from 11% to 17% per annum. The leases expire between November 30, 2001 and October 31, 2002. The related equipment has been capitalized and reflected in furniture and equipment as of June 30, 2001.


NOTE 8 - RELATED PARTY TRANSACTIONS:
The Company entered into a management and facilities agreement with Garra Sciences, Inc. (Garra) whereby the Company developed a website and provides management services for Garra. Related party receivables consisted of $200,000 for the development of the website, $200,000 for pre-incorporation expenses of Garra Sciences paid by Digital Bridge, and $74,733 for management and facilities fees for the year ended June 30, 2001.


NOTE 9 - EXTRAORDINARY LOSSES:
On June 15, 2001, Digital Bridge entered into an asset purchase agreement with StoreChoice.com (StoreChoice) whereby the Company acquired all of the assets of StoreChoice.com. In consideration, Digital Bridge exchanged 244,000 shares of its Series C Preferred Stock for 2,000,000 shares of common stock of Digital Bridge held by StoreChoice. In addition, Digital Bridge forgave $505,000 of receivables owed to the Company by StoreChoice. The extraordinary loss of $505,000 resulted from the write-off of the receivable owed by StoreChoice. The extraordinary loss of $180,000 resulted from the write-off of the Company's investment in StoreChoice.com.

NOTE 10 - STOCK OPTIONS AND WARRANTS:
Investors
In September and October, 2000, the Company granted 980,000 warrants to investors in connection with the issuance of shares and the issuance of a note. The warrants are exercisable over a 24-month term at an exercisable price of $.05 and $.19 per share.

In June, 2001, the Company granted 3,960,000 warrants to the owners of StoreChoice.com in connection with the purchase of the assets of such. The warrants are exercisable over a 24-month term at an exercisable price of $.20 per share.

The fair market value of the above options was determined by using a Black Scholes option-pricing model. The calculated fair value at the dates of the grants was zero, and therefore has no impact on earnings or earnings per share.

Consultants and Service Providers
During the fiscal year ended June 30, 2001, the Company granted 2,522,500 warrants to consultants and providers of services to the Company. The warrants are exercisable over a 24-month term at exercise prices ranging from of $.04 to $.11 per share.


The fair market value of the above options was determined by using a Black Scholes option-pricing model. The calculated fair value at the dates of the grants was zero, and therefore has no impact on earnings or earnings per share.

Directors
In June, 2001 the Company granted 200,000 options to its outside director. The stock options are exercisable at $.08 per share. The options vest over a three-year period and expire ten years from the date of the grant. The fair market value of the options was determined using the Black Scholes option-pricing model. The calculated fair value at the date of the grant was zero, and therefore has no impact on earnings or earnings per share.

Employees
In June, 2001, the Company granted 5,540,000 options to employees. These options vest over a three-year period. 4,290,000 of the options are exercisable at $.08 per share and 1,250,000 of the options are exercisable at $.72 per share. The options expire ten years from the date of the grant. The fair market value of the options was determined using the Black Scholes option-pricing model. The calculated fair value at the date of the grants was zero, and therefore has no impact on earnings or earnings per share.

    Information with respect to all stock options is as follows:





Outstanding at July, 2000                                  0
Granted to Investors                                       980,000
Granted to Consultants and other Service Providers       2,522,500
Granted to Directors                                       200,000
Granted to Employees                                     5,554,000
Exercised                                                2,522,500
Outstanding at June 30, 2001                             6,733,400


NOTE 11  - PREFERRED STOCK:

At June 30, 2001 244,000 shares of Series C Preferred Stock were outstanding. The stock has a par value of $.001 and the following rights pertain to it:

i. The stock ranks senior to Common Stock with respect to liquidation, dissolution, or winding up of the business.

ii. Holders of the stock are not entitled to receive dividends or other distributions except on liquidation, dissolution, or winding up of the business.

iii.    Holders of the stock have no voting rights

iv. Holders have the right to convert their stock to 2,440,000 shares of Common stock starting on August 14, 2001.

NOTE 12  - LOSS PER SHARE:

The following information reflects the amount used in computing income (loss) per share:




                                    For the               For the
                                    Twelve Months Ended   Twelve Months Ended
                                    June 30, 2001         June 30, 2000

Income (loss) from continuing
  Operations available to
  Common shareholders
  (Numerator)                        $  (3,866,883)       ($2,574,826)

Weighted average number of
  common shares outstanding
  used in loss per share for the
  period (denominator)                  45,034,070          41,692,000


NOTE 13 - CONTINGENCIES:

The Company's ability to continue as a going concern is dependent upon achieving profitable operations and raising additional equity capital. In addition to raising equity capital, achievement of the Company's business objectives is dependent upon, amongst other factors, attaining new customers. The Company is presently in negotiations with four entities regarding a proposed equity investment in either the Company or one of its subsidiaries. The outcome of these matters cannot be predicted at this time.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to the merger between Digital Bridge, Inc., 24X7 Development.com, OTVnet, Inc. and N2Plus, the Company had used the services of Hood and Strong LLP as their independent auditors. With the merger and the change in executive management, the new management believed that it would be in the best interests of the Company to retain Rotenberg & Co LLP as the Company's new Independent Auditors. Rotenberg & Company, LLP replaces Hood & Strong LLP as the Company's independent auditors. There have been no "disagreements" within the meaning of
Item 304 (a) (1) (iv) of Regulation S-K or any events of the type listed in Item 304 (a) (1) (v) (A) through (D) of Regulation S-K involving Hood & Strong, LLP that occurred within the Company's two most recent fiscal years and any subsequent interim period. Hood & Strong LLP's reports on the financial statements of the Company for the past two fiscal years did not contain any adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, the audit reports on the financial statements for the above periods were modified because of a going concern uncertainty.

During the Company's two most recent fiscal years and any subsequent interim period, the Company did not consult with Rotenberg & Company, LLP regarding any matters noted in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

Audit Fees

The Company was charged a fee of $63,385 by Hood & Strong LLP for the annual audit for the year ended 6/30/00, the company's most recent fiscal year. For reviews of quarterly statements for the year ended 6/30/00, Hood & Strong LLP charged the Company $33,875. For the reviews of quarterly statements prepared by Rotenberg & Co. LLP, the Company has been charged $7,500.

Financial Information Systems Design and Implementation Fees.

None

All Other Fees

None

The Company does not have an audit committee.




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons
----------------------------------------------------------------------------

     The officers, directors, nominees and control persons of Digital are as follows:




Name                     Age   Position Held         Office         Since
-------------------      ---   ---------------------------------------------


Kenneth A. Paganini       52   Director                             9/20/00

John C. Flanders, Jr.     33   Chief Executive Officer              9/20/00
                               Director                             9/20/00
Scott M. Manson           41   President                            1/8/01
                               Chief Financial Officer              1/8/01
                              Treasurer                             1/8/01
                              Director                              6/21/01

Seth D. Heyman           34   Executive Vice President              9/21/00
                              Secretary                             1/8/01
                              Director                              6/21/01

Ronald M. Friedman       58   Vice President - Sales & marketing    8/14/01

M&A West, Inc.           n/a  Control Person                         n/a




All Digital directors are elected for one-year terms. All officers serve at the pleasure of the Board of Directors, which shall hold annual elections for such offices. There are no arrangements, understandings or contractual obligations between Digital and any other person requiring the nomination or election of any Person to Digital's Board of Directors or to any corporate offices.

John C. Flanders, Jr. was elected to the offices of Chief Executive Officer and Director on September 20, 2000, following the acquisition by Digital of 24x7. Prior to assembling the Digital Bridge portfolio of companies, Mr. Flanders served as CTO of GlobalNet Financial.com, Inc. (Nasdaq: GLBN). Mr. Flanders currently sits on several Company Boards, including WiseCapital, Inc. and Searchhound.com, Inc (OTC: SRHN). Prior to joining GlobalNetFinancial, Mr. Flanders was founder and CEO of CyberJunction.com Online, a leading nationwide developer network. Before launching CyberJunction, Mr. Flanders was Vice President of Sales and Marketing for eMergingMedia, Inc., a San Francisco based Interactive Agency, and he also worked with several other technology companies. Prior to joining the technology industry, Mr. Flanders served as President and COO of Flanders, Brunetti and Flanders Investment Management, Inc.

Scott M. Manson was elected to the offices of Chief Financial Officer, President and Treasurer on January 8, 2001. He was elected to the Board of Directors on June 21, 2001. Mr. Manson is a CPA and Attorney at Law. Mr. Manson has over 15 years of financial and legal experience with publicly held and emerging growth companies. Most Recently Mr. Manson was Chief Financial Officer and General Counsel of FTM Media, Inc. a NASDAQ listed provider of internet services to the radio industry. He previously was CFO of Imaging Management Associates, a NASDAQ listed owner and operator of diagnostic imaging centers. In addition Mr. Manson was one of the founders of both "MagazineWeek" and Health New England, the first for profit HMO in the state of Massachusetts. Mr. Manson also serves on the Board of Directors or Advisory Boards of Hardwood Media, Inc., Sivilian Entertainment Group, Inc., Internet Business Centers, Inc. and Morris Street Productions, Inc. Mr. Manson received a Juris Doctor from Hofstra University School of Law and a B.B.A cum laude in Accounting from Hofstra University.

Seth D. Heyman was elected to the office of Executive Vice President on September 21, 2000 and to the office of Secretary on January 8, 2001. He was elected to the Board of Directors on June 21, 2001. Prior to joining Digital Bridge, Mr. Heyman maintained a successful law practice specializing in business and corporate transactions, and also served as Vice President of Corporate Development of The Idealign Group, LLC, a San Diego based Internet Incubator, and as Executive Vice President of PlanetLinxs International, Inc., an
international project management company.   Mr. Heyman has also served as
corporate counsel to several ventures, and has represented numerous e-commerce concerns and software development companies in connection with mergers,
acquisitions, and international joint ventures.   Mr. Heyman has also
investigated unfair labor practice charges for the City of Phoenix, Arizona, and taught legal research and writing skills to first-year law students at the
Arizona State University College of Law.    Mr. Heyman received a B.A. from the
University of Colorado, and a J.D. from the Arizona State University College of Law.

Ronald M. Friedman was appointed Vice President - Sales and Marketing on August 14, 2001. Mr. Friedman is the former Chief Operating Officer of two separate divisions of the Sony Corporation, where he was responsible for the sales and marketing of Sony, Marantz, and Superscope products. Mr. Friedman developed a comprehensive sales and marketing strategy for this large international organization, and also built, managed, and motivated a large multinational sales force. Mr. Friedman moved on to become the Senior Vice President of Sales & Marketing for the start-up company Video Alliance Group, Inc. Following his successful stint with Video Alliance Group, Mr. Friedman founded the e-commerce concern Dollar Days International, where he directed sales and marketing efforts, negotiated and implemented advertising and promotional strategies, and recruited and managed a large sales staff. Mr. Friedman has also undertaken significant leadership positions in various professional organizations such as The Business Professional Association, the Internet Technology Association, The Electronic Industry Association, The Toy Industry Association, and others. Mr. Friedman received a Bachelor's Degree from Arizona State University.

Kenneth A. Paganini was elected to our Board of Directors on September 20, 2000, following the merger of OTVnet into Digital. Mr. Paganini was the Chief Executive Officer of OTVnet prior to the merger with Digital. Mr. Paganini was the Chief Executive Officer of OTVnet prior to the merger with Digital Bridge. He is also the President and Chief Executive Officer of Paganini Electrical Contractors and The Paganini Companies, and also serves as the Governor of District 9 for the National Electrical Contractors Association.


Section 16(a) Beneficial Ownership Reporting Compliance
-----------------------------------------------------------------------

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

Standing Audit, Nominating and Compensation Committees
-------------------------------------------------------------------------

 Digital presently has four Directors. The Board of Directors held four meetings during the preceding fiscal year and all directors in office at the time were in attendance at each such meeting. The company does not have an audit, nominating, or compensation committee.

ITEM 10. EXECUTIVE COMPENSATION

 The following table sets forth the compensation paid to the following officers of the Company who received total annual salary and bonuses in excess of $100,000 during the fiscal year ended June 30, 2001:





SUMMARY COMPENSATION TABLE

                             Annual compensation                Long-Term
                             Compensation
                                                      Awards     Payouts
                                                                 Securities
                                     Other            Restricted Underlying
                                     All
                                     Annual           Stock     Options/LTIP
                                     Other
Year          Salary      Bonus      compensation     Awards    Sars   Payout
Comp.
                 $          $           $                $  #        $        $

John C. Flanders, Jr. CEO
6/30/01       262,500     325,000     0               0         1,000,000   0

Scott M. Manson, President
6/30/01       150,000     325,000     0               0         1,000,000   0

Seth D. Heyman, EVP
6/30/01       150,000     200,000     0               0         1,000,000   0



-------------------

     As of September 26, 2000, the following management personnel were receiving annualized compensation in excess of $100,000 per year: John C. Flanders, Jr. $350,000, Scott M. Manson $300,000 and Seth D. Heyman $250,000.

    OPTION/SAR Grants in Last Fiscal Year

                                           % of
                           Number of       Total Options/
                           Securities      Sars
                           Underlying      Granted to   Exercise
                           Options/        Employees     or
                                                                     Exp.
                           Sars            in Fiscal    Base Price   Date
Name                       #               Year         $/Sh

John C. Flanders, Jr. CEO  1,000,000       18.10%       $0.08        1/1/2011
Scott M. Manson, President 1,000,000       18.10%       $0.08        1/1/2011
Seth D. Heyman, EVP        1,000,000       18.10%       $0.08        1/1/2011

                          Aggregated OPTION/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
                                                        Number of
                                                        Securities
                                                        Underlying   Value of

                                                      Unexercised Unexercised
                                                      Options/   In-the Money
                                                     Sars at  Options/SARS at
                           Shares                    FY-end (#)    FY-End ($)
                           Acquired      Value       Exercisable/Exercisable/
Name                       or Exercised ($)Realized ($)      Unexercisable
John C. Flanders, Jr. CEO  0               0            0/1000000    0/0
Scott M. Manson, President 0               0            0/1000000    0/0
Seth D. Heyman, EVP        0               0            0/1000000    0/0


Director and Officer Liability and Indemnification
--------------------------------------------------------------------

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of September 26, 2001, there were 56,599,866 shares of Digital's Common Stock issued and outstanding and 244,000 shares of Digital's Preferred Stock issued and outstanding. Each share of Common Stock is entitled to one vote. There is no cumulative voting of shares of Common Stock and stockholders have no preemptive rights. Digital has never paid dividends on its Common Stock and does not intend to in the future.

We also have 244,000 shares of Series C Preferred Stock that was issued in conjunction with our purchase of the assets of StoreChoice.com. The Stock pays no dividends and has no voting rights. The stock is convertible at stockholders option either into 2,440,000 of our Common Stock or upon the separate incorporation of the StoreChoice.com assets, 7.5% of such new corporation.

     The following table sets forth as of September 26, 2001, certain information with respect to all persons or groups known by management to be record or beneficial owners of more than 5% of the Digital's outstanding Common Stock, by each director of Digital, each named executive officer and by all current directors and officers as a group. Except as indicated in the footnotes to the following table, the listed stockholders hold sole voting and investment power over their respective shares

                                      No. of Shares Percentage
Name and Address                      Owned                 Ownership
-----------------------------    -------------      -----------


John C. Flanders, Jr. (1)              9,295,745            16.42%
16150 N. Arrowhead
Peoria, AZ 85382
  Chief Executive Officer
  and a Director

Kenneth A. Paganini                     1,315,463             2.60%
190 Hubbell Street
San Francisco, CA 94107
   A Director

Scott M. Manson                         2,638,889            4.66 %
6962 East Quail Track Drive
Cave Creek, AZ 85331
   Chief Financial Officer
   Treasurer and a Director

Seth D. Heyman                          1,901,389           3.36 %
4472 Vereda Mar de Ponderosa, Suite B
San Diego, CA 92130
   Executive Vice President
   Secretary and a Director

M&A West, Inc.                         10,354,149          18.29%
1519 Edgewood
Liberty, TX 77575
Stockholder

Aaron Lang                              6,250,000           12.34%
1860 El Camino Real
Burlingame, CA 94010
 Stockholder


All Officers and Directors
as a group (4  persons)               15,151,486           26.77%


------------------------

(1) Mr. Flanders has direct ownership of 8,295,745 shares of Digital Common Stock and indirect beneficial ownership of the 1,000,000 shares of Digital Common Stock owned by DotCom Stables, Inc. Wise Capital Group, LLC, of which Mr. Flanders is a member, owns 750,000 shares of Digital Common Stock; however, Mr. Flanders disclaims in voting or dispositive control over the WiseCapital shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Digital requires that all material transactions with affiliates be made on terms that are no less favorable to digital than those that can be obtained from unaffiliated third parties. Such transactions must be approved by a majority of Digital's directors. For the year ended June 30, 2000 100% of all sales for the pre merger Digital Bridge were to affiliates During this time frame, Digital was being incubated by its parent which incubation ended when we were. spun off in January 2000. We have not generated revenues through sales to such affiliates since June 30, 2000. During the year ending 6/30/01, the company generated approximately $450,000 in revenue for website development and management fees from Garra Sciences, Inc. We own 32% of Garra. The Company anticipates generating revenue from management fees from its two Joint Ventures and anticipates further management fees in next fiscal year from other Companies in which we will also hold s significant equity position.

Also during the fiscal year, we borrowed from John C. Flanders, Jr., our CEO, $89,234. Such monies are evidenced by a note and accrue interest at an annual rate of 18%. We also borrowed $3,200 from Seth D. Heyman our Executive Vice President. Such is evidenced by a note and accrues interest at an annual rate of 18%.


ITEM  13.     EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Report on Form 10-KSB

(A)  EXHIBITS
     --------

Exhibit
No.                 Description
--------             -----------

2.1 Reorganization and Stock Purchase Agreement with Black Stallion Management, Inc., effective January 31, 2000

2.2 Asset Purchase Agreement by and between 24x7 Development.com, Inc. and GlobalnetFinancial.com, Inc.

2.3 Agreement and Plan of Merger between Digital Bridge, Inc. and 24x7 Development.com, Inc., dated as of July 31, 2000

2.4 Agreement and Plan of Merger between Digital Bridge, Inc., N2Plus, Inc. and Certain of the Equity Holders of N2Plus, Inc. dated as of August 31, 2000

2.5 Stock Purchase Agreement between Digital Bridge, Inc. and Stockholders of Online Television Network Services dated as of August 31, 2000

2.6 Asset Purchase Agreement between Store Choice Corp., Daniel L. Liniger, and Digital Bridge, Inc. and DB Capital, Inc.,

3(i)(1) Certificate of Restated Articles of Incorporation of Digital Bridge,
Inc.

3(i)(2) Articles of Merger of 24x7 Development.com, Inc. into Digital Bridge,
Inc.

3(i)(3) Articles of Merger of N2Plus, Inc. into Digital Bridge, Inc.

3(ii) Bylaws

3.1 Amendment to Corporations Articles of Incorporation

10.1 Lease Agreement by and between Nancy Ridge Technology Center, Inc. (Lessor) and Online Television Network Services (Lessee), dated August 25, 1998

10.2 Standard Industrial Lease Agreement between Thomas Pecht, et al (Lessors) and 24x7 Development.com, Inc., dated June 1, 2000

10.3 Standard Office Lease Agreement between Dr. Marco Chavez and George Chavez (Lessors) and M&A West, Inc., dated November 17, 1999

10.4 Website Development and Maintenance Agreement by and between Digital Bridge, Inc. and PlanetLinxs.com International, Inc., dated May 30, 2000

10.5 Website Development and Maintenance Agreement by and between Digital Bridge, Inc. and StoreChoice, Inc., dated August 23, 2000

10.6 Statement re: Computation of Earnings Per Share

16.2 Letter from Hood & Strong, LLP to the Securities and Exchange Commission dated March 2, 2001, regarding the change of auditors

20.2 Digital Bridge 2000 Stock Option Plan

21   Subsidiaries of the Company

23.1 Consent of Hood  & Strong LLP

99.1 Press Release announcing formation of Garra Sciences, Inc.

99.2 Garra Sciences Joint Venture Agreement by and between Digital Bridge, Inc., DB Capital Management, Inc., Optigene-X LLC and CampaMed LLC dated June 12, 2001

99.3 Exclusive Product Distribution Agreement by and between Garra Sciences, Inc. and Optigene-X LLC dated June 12, 2001

99.4 Exclusive Product Distribution Agreement by and between Garra Sciences, Inc. and CampaMed LLC dated June 12, 2001

99.5 Development, Maintenance and Management Agreement by and between Garra Sciences, Inc. and Digital Bridge, Inc. dated June 12, 2001

99.6 Press Release announcing formation of Parmula Therapeutics, Inc

99.7 Parmula Therapeutics, Inc. Joint Venture Agreement by and between Digital
Bridge, Inc., DB Capital                             Management, Inc., and
Targeted Medical Foods LLC dated July 25, 2001

99.8 Exclusive Product Distribution Agreement by and between Parmula Therapeutics, Inc. and Targeted Medical Foods LLC dated July 25, 2001

99.9 Development, Maintenance and Management Agreement by and between Parmula Therapeutics, Inc. and Digital Bridge, Inc. dated July 25, 2001

99.10 First Amendment To Parmula Therapeutics, Inc. Joint Venture Agreement


(B) REPORTS ON FORM 8-K FILED DURING THE FOURTH QUARTER OF 2001:
     -----------------------------------------------------------------

On June 27, 2001, Registrant filed a form 8-K announcing that DB Capital Management, a wholly-owned subsidiary of registrant) entered into a Joint Venture Agreement with Optigene-X LLC and CampaMed LLC for the formation of Garra Sciences, Inc.

 In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 DIGITAL BRIDGE, INC.


 By:  /s/ Scott M. Manson
 ----------------------------------
 Scott M. Manson, President, Chief Financial and Accounting Officer and Director

Date: September 26, 2000

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature/Date


By:  /s/ John C.  Flanders, Jr.
----------------------------------
John C.  Flanders, Jr.,
Chief Executive Officer and a Director
Date:  September 26, 2000



By:  /s/  Seth D. Heyman
----------------------------------
Seth D. Heyman
Executive Vice President and a Director
Date:  September  26,  2000


By:  /s/  Kenneth A. Paganini
----------------------------------
Kenneth A. Paganini
A Director
Date:  September 26, 2000

EXHIBIT 2.6

ASSET PURCHASE AGREEMENT



    THIS AGREEMENT is made and entered into this 15th day of June, 2001 by and between Store Choice Corp. (hereinafter referred to as the "Corporation"), Daniel L. Liniger, (hereinafter referred to as the "Liniger") and also (hereinafter referred to collectively as "Sellers") and Digital Bridge, Inc.
    (DGBI) and DB Capital, Inc., (DBCI) (hereinafter jointly referred to as "Purchasers");

W I T N E S S E T H:

    WHEREAS, Liniger and DGBI are the owners of 100% of the issued and outstanding Common shares of the capital stock of Store Choice Corp., an Arizona corporation, and

WHEREAS, the Corporation and or Liniger, are the owner(s) of the trademark, domain name, all other rights in the name "StoreChoice.com" and certain other assets ("Store Choice Assets") as detailed in Exhibit C and

    WHEREAS, the Purchaser desires to purchase said Store Choice Assets and the Sellers desire to sell said Store Choice Assets, upon the terms and subject to the conditions hereinafter set forth;

    NOW, THEREFORE, in consideration of the mutual covenants and agreements contained in this Agreement, and in order to consummate the purchase and the sale of the
StoreChoice Assets, it is hereby agreed as follows:


    1. PURCHASE AND SALE:

(a) Subject to the terms and conditions hereinafter set forth, at the closing of the transaction contemplated hereby, Sellers shall sell, convey, transfer, and deliver to the Purchaser any and all necessary documentation so as to transfer to Purchaser, the Store Choice Assets, in consideration of the purchase price set forth in this Agreement.

(b) The closing of the transactions contemplated by this Agreement (the "Closing"), shall be held at Phoenix, AZ on or before June 6, 2001, or such other place, date and time as the parties hereto may otherwise agree.

    2. AMOUNT AND PAYMENT OF PURCHASE PRICE.

    The total consideration and method of payment thereof are fully set out in Exhibit "A" attached hereto and made a part hereof.


    3. CONDITIONS PRECEDENT TO THIS AGREEMENT

    As a condition precedent to this Agreement, prior to or at closing, Sellers shall pay to DGBI $20,000 as partial payment for services provided to Sellers by DGBI.

         3. REPRESENTATIONS AND WARRANTIES OF SELLERS.

    Sellers hereby warrant and represent:

    (a)  Organization and Standing.

          Corporation is a corporation duly organized, validly existing and in good standing under the laws of the State of Arizona and has the corporate power and authority to carry on its business as it is now being conducted.

    (b)  Restrictions on Stock.

    i. Sellers are not a party to any agreement, written or oral, creating rights in respect to the DGBI Common Stock ("DGBI Stock") owned by Corporation in any third person.

    ii. Sellers are the lawful owner of the DGBI Stock, free and clear of all security interests, liens, encumbrances, equities and other charges.

    iii. There are no existing warrants, options, stock purchase agreements, redemption agreements, restrictions of any nature, calls or rights to subscribe of any character relating to the stock, nor are there any securities convertible into such DGBI Stock.

    iv. Sellers are the lawful owner of the Store Choice Assets, free and clear of all security interests, liens, encumbrances, equities and other charges.


    4. REPRESENTATIONS AND WARRANTIES OF SELLER AND PURCHASER.

    Sellers and Purchaser hereby represent and warrant that there has been no act or omission by Seller, Purchaser or the Corporation which would give rise to any valid claim against any of the parties hereto for a brokerage commission, finder's fee, or other like payment in connection with the transactions contemplated hereby.








    5. GENERAL PROVISIONS

    (a) Entire Agreement.

    This Agreement (including the exhibits hereto and any written amendments hereof executed by the parties) constitutes the entire Agreement and supersedes all prior agreements and understandings, oral and written, between the parties hereto with respect to the subject matter hereof.

    (b) Sections and Other Headings.

    The section and other headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

    (c) Governing Law.

    This agreement, and all transactions contemplated hereby, shall be governed by, construed and enforced in accordance with the laws of the State of Arizona. The parties herein waive trial by jury and agree to submit to the personal jurisdiction and venue of a court of subject matter jurisdiction located in Maricopa County, State of Arizona. In the event that litigation results from or arises out of this Agreement or the performance thereof, the parties agree to reimburse the prevailing party's reasonable attorney's fees, court costs, and all other expenses, whether or not taxable by the court as costs, in addition to any other relief to which the prevailing party may be entitled.

    IN WITNESS WHEREOF, this Agreement has been executed by each of the individual parties hereto on the date first above written.


    Signed, sealed and delivered in the presence of:

Store Choice Corp.                          Daniel L. Liniger (an individual)


____________________________                ______________________
Daniel L. Liniger, CEO and                  Daniel L. Liniger
Majority Shareholder

DB Capital Management, Inc.                 Digital Bridge, Inc.


____________________________                _____________________
John C. Flanders, Jr., CEO                  John C. Flanders, Jr., CEO







EXHIBIT "A"

AMOUNT AND PAYMENT OF PURCHASE PRICE

    (1) Consideration. As total consideration for the purchase and sale of the Store Choice Assets, pursuant to this Agreement, the Purchaser shall pay to Sellers the following:

a. 244,000 (two hundred forty four thousand) shares of Digital Bridge, Inc. Series C Preferred Stock, the terms and conditions of which are described in Exhibit "B" of this Agreement. Said shares and any conversion rights are to be issued directly to Daniel L. Liniger along with a release of liability satisfaction notice from Digital Bridge, Inc. and Store Choice Corporation.
b. Forgiveness of $530,000 owed by the Corporation to DGBI for services rendered to the Corporation by DGBI


           (2)      Payment.  Payment shall be made as follows:

a. At closing or as soon after as practicable, Purchase shall provide to Sellers certificate or certificates pursuant to Section 1(a) of Exhibit A



EXHIBIT "B"

TERMS OF
SERIES C CONVERTIBLE PREFERRED STOCK




Type of Security
244,000 shares of Series C Preferred Stock

Common Stock:
Dividends: No dividends are to be paid on shares of Series C Preferred Stock.


Conversion: Sixty days following the closing, the Series C Preferred Stock, at the discretion of the Shareholder, can be converted to one of the following; (1) 2,440,000 (two million four hundred forty thousand Shares of Digital Bridge Common Stock, or (2) 7.5% (seven and one half percent) of StoreChoice Corp. Common Stock, Digital Bridge's wholly-owned subsidiary (rounded to the nearest whole share).


Voting
Rights: Preferred shares have no voting rights. Upon conversion to Digital Bridge Common Stock or Store Choice Corp. Common Stock, Preferred
Stockholders will have the same voting rights as all other Digital Bridge or Store Choice Corp. Common Stockholders. There shall be no cumulative voting of shares.


Preemptive Rights: Holders of shares of Common Stock shall not have preemptive rights to acquire future shares of Common Stock.

Registration Rights:
The Company shall file the appropriate documentation to register the Digital Bridge Common Stock issued as a result of conversion of the Series C Preferred Stock in connection with this offering but no earlier than, the immediate registration statement following conversion. Such registration is anticipated to be filed within the next ninety (90) days. Registration is subject to regulatory approval.







EXHIBIT "C"

Store Choice Assets

Two Million (2,000,000) shares of Common Stock of Digital Bridge, Inc. The StoreChoice.com domain name
1)  The StoreChoice.com website
2)  The trademark and all rights to the name "Store Choice"
3)  All Accounts Receivable of StoreChoice.com or Store Choice
4)  The telephone number for Store Choice
5)  Certain Contracts of Store Choice Corp as detailed in Exhibit D
6)  Any and all intellectual property of Store Choice Corp.

EXHIBIT 99.10

FIRST AMENDMENT TO
PARMULA THERAPEUTICS, INC.
JOINT VENTURE AGREEMENT

This FIRST AMENDMENT to the PARMULA THERAPEUTICS INC. JOINT VENTURE AGREEMENT ("Amendment") is entered into as of the latest date set forth on the Signature Page hereof, by and between the following participants in the Garra Sciences Joint Venture:

TARGETED MEDICAL FOODS, LLC ("TMF"), a California limited liability company with its principal place of business located at 2980 Beverly Glen Circle, Suite 301, Los Angeles, CA 90077, and

DB CAPITAL MANAGEMENT, INC. a Delaware corporation and wholly owned subsidiary of Digital Bridge, Inc., a Nevada corporation, (jointly "DB") whose principal place of business is located at 21436 North 20th Avenue, Phoenix, Arizona, 85027.

RECITALS

1. On July 26, 2001, TMF, and DB executed that certain "Joint Venture Agreement" (hereinafter "Agreement"), a true and accurate copy of which is attached hereto and by this reference incorporated herein;

    2. TMF and DB now find it necessary to amend certain provisions of the Agreement;

    3. The parties enter into this Amendment to certain provisions of the Agreement, and intend all other provisions not affected hereby to continue in full force and effect in accordance with the terms of the Agreement.

    NOW, THEREFORE, in consideration of the mutual covenants and conditions as set forth herein, and other valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

    AMENDMENTS


    1. Amendment to Section 3.1(b): Section 3.1(b) of the Agreement is hereby amended to read as follows:

(b) License Fee: It is understood and agreed that, following the formation of the Parmula corporation, Parmula shall pay to TMF a one time License Fee as follows:

1)  On or before August 20, 2001 $10,000
2)  On or before September 5, 2001 $15,000
3) Fifty Thousand (50,000) shares of Digital Bridge, Inc. $.001 par value common stock. Such shares shall be free trading and not subject to any restrictions.

    IN WITNESS WHEREOF, the parties have executed this Amendment to the Agreement as of the date last written below.



    TARGETED MEDICAL FOODS , LLC            DB CAPITAL MANAGEMENT, INC.

    By:                                     By:

    Name: ______________________________    Name: John C. Flanders

    Title:________________________________  Title:  Chief Executive Officer

    Date:                                   Date_____________________