Form 10QSB
period 2001-09-30
DIGITAL BRIDGE INC
filed 2001-11-14
CIK 1090052

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001

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

Yes [ ] No [ ]

Applicable only to corporate issuers:


State the number of shares outstanding of each of the issuer's classes of common Equity, as of the latest practicable date: As of November 7, 2001 63,181,533 shares of common stock, par value $.001, were issued and outstanding.

Transitional small business disclosure format (check one):

Yes [ ] No [X]


                      INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Digital Bridge, Inc.
(A Nevada Corporation)
Phoenix, Arizona

         We have reviewed the accompanying consolidated balance sheets of Digital Bridge, Inc. as of September 30, 2001 and the related consolidated statements of operations for the three months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the three months ended September 30, 2001 and 2000 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in new and rapidly evolving markets for technology related products and services. The Company was only recently formed, and has not generated sufficient revenues to achieve profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Note 11 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Digital Bridge, Inc. as of June 30, 2001 (presented herein), and the consolidated statements of changes in stockholders' equity, operations, and cash flows for the year then ended, (not presented herein); and in our report dated September 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. We have not performed any audit procedures subsequent to the date of our report.


/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
  November 8, 2001




                         PART I - FINANCIAL INFORMATION


              Item 1. Condensed Consolidated Financial Statements. Index to Condensed Consolidated Financial Statements



    Condensed Consolidated Balance

    Sheet as of September 30, 2001 and June 30, 2001................  2

    Condensed Consolidated Statement
    of Operations for the Three months
    Ended September 30, 2001 and 2000...............................  3

    Condensed Consolidated Statement
    of Cash Flows for the Three Months
    Ended September 30, 2001 and 2000...............................  4

    Notes to Condensed Consolidated
    Financial Statements............................................  5






Digital Bridge, Inc.
Consolidated Balance Sheets

                                            9/30/01        6/30/01
                                          (Unaudited)     (Audited)
ASSETS
CURRENT ASSETS

Cash & Current Assets                         $2,161         $5,391
Receivables, net                              40,351         57,494
Related Party Receivables                    495,563        474,733
Prepaid Expenses and Other Current Assets      5,815              0
Work in Process                              155,102              0

Total current Assets                         698,992        537,618

OTHER ASSETS

Furniture & Equipment
(net of accumulated depreciation)            194,725        220,514
Other Assets                                  23,618         26,873
StoreChoice.com Assets                        79,200         79,200
                                           ---------       --------
Total Assets                                $996,535       $864,205

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Trade Payables                               $407,502      $378,421
Accrued expenses                            1,755,118     1,853,130
Unearned Revenue                               19,180        27,736
Leases Payable                                 57,661        65,237
Notes Payable                                 276,934       278,934
Investment in Joint Venture                   206,654       212,308
                                            ---------     ---------
Total current liabilities                   2,723,049     2,815,766

Long term liabilities
Leases Payable                                      0             0

Total liabilities                           2,723,049     2,815,766

Common Stock ($.001 par value
200,000,000 shares authorized                  59,136        48,376
59,135,866 and 48,376,143 outstanding)
Preferred Stock ($.001 par value,
20,000,000 shares authorized
0 and 244,000 outstanding)                          0           244

Additional Paid in Capital                  5,868,714     5,297,221
Retained earnings (deficit)                (7,654,364)   (7,297,402)

Total equity                               (1,726,514)   (1,951,561)

Total Liabilities and Stockholders' Equity   $996,535     $ 864,205






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS









Digital Bridge, Inc.
Consolidated Income Statements
Unaudited


                                           For For
                                        3 mos ended       3 mos ended
                                          9/30/01           9/30/00

Revenue                                      $29,766        $799,547

Cost of Goods sold                            64,805         538,911

Gross Income                                 (35,039)        260,636

General and Administrative Expenses

Salaries & Benefits                          158,290         503,579
Professional Fees                             68,111          59,396
Depreciation & Amortization                   25,788          45,383
Office Expense                                64,497         312,927
Taxes                                              0           1,712

Total General and Administrative Expenses    316,686         922,997

Net loss from Operations                    (351,725)       (662,361)

Other Income & Expenses
Interest expense (net of interest income)    (10,891)        (30,102)
Loss on sales of assets     0   (5,360)
Equity Investment in Garra Sciences            5,654               0

Net Loss                                   $(356,962)      $(697,823)


Loss per Common Share                        $(0.007)        $(0.017)

Average weighted shares                   53,756,005      41,762,000







       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



Digital Bridge, Inc.

Consolidated Statements of Cash Flows
Unaudited
                                          3 mos ended       3 mos ended
OPERATING ACTIVITIES                         9/30/01          9/30/00

  Net Loss                                 $(356,962)      $(697,823)
  Adjustments to reconcile net loss to
     net cash used by operations:
    Depreciation and Amortization             25,788          45,383
    Net Gain on Equity Investment             (5,654)              0
Loss on Disposal of Assets                         0           5,360
  Decrease (Increase) in Receivables          17,143         (47,269)
  Decrease (Increase) in Related
  Party Receivables                          (20,830)              0
  Decrease (Increase )in Prepaid
  expenses and other current assets
                                              (5,815)         11,750
  Decrease (Increase) in Other assets
  3,255   (6,675)
  (Increase) in Work in Process             (155,102)              0
  Increase in Trade payable                   45,356         (49,560)
  (Decrease) in Unearned Revenue              (8,556)         37,000
  Increase in Accrued expenses               249,073          46,980
  Increase (decrease) in Leases Payable       (7,576)         60,138

      Net cash used by operating activities (219,880)       (594,716)

INVESTING ACTIVITIES:
  Purchase of furniture and equipment              0         (76,275)

      Net cash used by investing activities        0         (76,275)

FINANCING ACTIVITIES:
  Proceeds from Notes Payable                 10,000               0
  Repayments of Notes Payable                 (2,000)       (248,375)
  Repayments of Leases Payable                     0          (2,780)
  Proceeds from issuance of common stock
     and receipt of additional
     paid-in capital                         208,650         814,378

      Net cash provided by financing
      activities                             216,650         563,223

DECREASE IN CASH AND CASH EQUIVALENTS         (3,230)       (107,768)

CASH AND CASH EQUIVALENTS, beginning
of period                                      5,391         233,065

CASH AND CASH EQUIVALENTS, end of period      $2,161        $125,297

NONCASH FINANCING ACTIVITIES:
Stock issued in lieu of compensation         347,083               0
Conversion of preferred stock
to common stock                               (2,440)              0
Conversion of accounts payable to
common stock                                  16,275               0
Conversion of Notes Payable to
additional paid in capital                    10,000               0

SUPPLEMENTAL
Cash Paid during the quarter for interest      3,469          27,898
Cash Paid during the quarter for income taxes      0           1,712

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL BRIDGE, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2001


NOTE 1 - NATURE OF OPERATIONS

Digital   Bridge, Inc.  (the Company)  is a corporation, located in Phoenix,
Arizona, organized under the laws of the State of Nevada for the purpose of doing business as a provider of technology development, website development and management services. The Company plans to expand its services to include management, sales, distribution, and marketing of nutritional supplements and also entertainment related products.

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

Effective September 19, 2000, the Company entered into a Stock Purchase Agreement with Online Television Network Services (OTV), a California corporation in which OTV became a wholly-owned subsidiary of the Company. Under the terms of the agreement, OTV's shareholders exchanged 100% of their common stock for 3,212,000 shares of the Company's stock.

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

In May 2001, the Company announced its intention to form two wholly owned subsidiaries, DB Capital Management, Inc. and DB Technologies, Inc. On June 12, 2001 DB Capital Management entered into a Joint Venture for the formation of Garra Sciences, Inc. (Garra). In October DB Capital Management changed its name to Tantivy Sciences, Inc ("Sciences"). Sciences owns 32% of Garra Sciences, Inc. The Joint Venture Agreement provided that if Sciences did not raise $5,000,000 within ninety days, the Joint Venture shall terminate. Sciences is currently in negotiations with the parties regarding the Joint Venture.

On July 25, 2001 Sciences entered into a Joint Venture for the formation of Parmula Therapeutics, Inc. Sciences owns 48% of Parmula Therapeutics, Inc. The Company plans to enter the nutritional supplement market through the two joint ventures, which provide for exclusive distribution rights of several patented and proprietary nutritional supplement blends. Digital Bridge, Inc. will provide a mix of management, sales, distribution, marketing, and Internet enterprise solutions to Garra and Parmula. In November, 2001 Sciences received a letter from the Federal Trade Commission informing the company of actions previously taken against one of the principles of Targeted Medical Foods LLC, a 48% owner of Parmula. Such order prevents Parmula from marketing the proposed products until such time as a bond is posted with the FTC. Because of this letter Sciences has decided not continue with the Parmula Joint Venture.

On November 8, 2001 the Company formed a wholly owned subsidiary, Tantivy Entertainment, Inc. ("Entertainment"). Entertainment has signed an agreement with 3G Entertainment LLC giving it the exclusive distribution rights to music recorded by the Boys Choir of Harlem. Entertainment is also in negotiations with a Las Vegas Casino and a New York City Nightclub for the rights to record and distribute music recorded live at these venues.


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

               c.   Allowance for Doubtful Accounts:
                    --------------------------------------
The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $202,932 and $21,911-for the periods ended September 30, 2001 and 2000, respectively.

               d.   Depreciation:
                    ------------------
Fixed assets are recorded at cost. Property and equipment is depreciated on a straight-line basis over estimated useful lives ranging from three to seven years. Maintenance and repairs are charged to expense. The cost of assets retired or disposed of and their related accumulated depreciation are removed from the accounts.

               e.   Revenue Recognition:
                    ------------------------------
The Company records revenue as earned, ratably over the term of its contracts, based on agreed upon prices for website development, website hosting and management services rendered. Contracts are typically for a one-year term. Revenue on work in process is recognized in the period in which it is reasonably expected to be collected.

               f.   Investments:
                    ----------------
The company's proportionate share of income or losses from investments in affiliated companies is accounted for on the equity method.

               g.   Advertising Costs:
                    -----------------------
The Company expenses all advertising costs, including direct response advertising costs, as they are incurred. Advertising expense for the periods ended September 30, 2001 and 2000 was $0 and $13,028, respectively.

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


NOTE 3 - FURNITURE AND EQUIPMENT

Fixed Assets, at cost, is summarized as follows as of September 30,2001 and September 30, 2000:


                                                            9/30/01     9/30/00

                    Office equipment                       $361,982    $361,382
                    Furniture and fixtures                   76,944      73,937
                    Leasehold Improvements                    8,782      20,419
                    -----------------------------------------------------------
                                                                        447,708
                                                                        455,738
                    Less accumulated depreciation          (252,983)  (192,069)
                    -----------------------------------------------------------

                                                           $194,725    $263,670
                    ===========================================================

Depreciation expense amounted to $25,788 and $45,383 for the three month periods ended September 30, 2001 and 2000, respectively.


NOTE 4 - LEASE COMMITMENTS:

As of September 30, 2001 the Company was leasing office space in one location under an operating lease agreement. Rent expense was $35,394 and $80,660 for the three-month periods ended September 30, 2001 and 2000, respectively. Future minimum lease payments, by fiscal year, are as follows:

                    Period ended June 30,

                              2002                                      $50,103
                              2003                                       68,641
                              2004                                       11,468
                    -----------------------------------------------------------
                                                                       $130,212
                    ===========================================================


NOTE 5 - INCOME TAXES:

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses. As of September 30, 2001, the
Company had available for federal and state   purposes   net   operating   loss
carry forwards of approximately $4,223,795.  The federal and state carry
forwards are available to offset future   taxable income and expire beginning
in fiscal year 2019. Deferred income tax assets arising from such loss carry forwards have been fully reserved as of September 30, 2001.


NOTE 6- NOTES PAYABLE:

               Notes payable consisted of the following at September 30, 2001:

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

                  iii) A $10,000 note payable to a stockholder with interest at 18%. There are no specified repayment terms for the note

                  iv) Notes payable to John Flanders Jr., for $89,234 with interest at 18%. Mr. Flanders is the CEO of the company and a member of the Board of Directors. There are no specified repayment terms for the note.
                  v) A note payable to Seth D. Heyman, for $3,200 with interest at 18%. Mr. Heyman is an Executive Vice President of the Company and a member of the Board of Directors. There are no specified repayment terms for the note.

                  vi) Notes payable to John Flanders, Sr., for $39,500 with interest at 18%. Mr. Flanders is the Senior Vice President of finance of the Company and the father of the Company's CEO. There are no specified repayment terms for the note.


NOTE 7 - CAPITALIZED LEASES
As of September 30, 2001, the Company had capitalized leases obligations of $57,661. These leases bear interest at rates ranging from 11% to 17% per annum. The leases expire between November 30, 2001 and October 31, 2002. The related equipment has been capitalized and reflected in furniture and equipment as of September 30, 2001.


NOTE 8 - RELATED PARTY TRANSACTIONS:
The Company entered into management and facilities agreements with Garra Sciences, Inc. (Garra) and Parmula Therapeutics, Inc. whereby the Company developed web sites and provides management services for Garra and Parmula. Related party receivables consisted of $200,000 for the development of Garra's website, $200,000 for pre-incorporation expenses of Garra Sciences paid by Digital Bridge, and $73,313 for management and facilities fees from Garra from June 12, 2001 through June 30, 2001. Also included in related party receivables is $22,250 due from Targeted Medical Foods, LLC for licensing fees paid by Digital Bridge on behalf of Parmula.

The Company has recorded work in process for services provided to Garra Sciences during the quarter ended September 30, 2001. They have not recorded revenues for management services, facilities fees, or website development fees during the quarter, but will recognize revenue in the period in which it is expected to be collected. Work in process as of September 30, 2001 was $155,102.


NOTE 9  - PREFERRED STOCK:

At June 30, 2001, 244,000 shares of Series C Preferred Stock were outstanding. The stock has a par value of $.001. On September 30, 2001 the holder of this stock converted it into 2,440,000 shares of Common Stock.

NOTE 10  - LOSS PER SHARE:

The following information reflects the amount used in computing income (loss) per share:





                                        For the              For the
                                        Three Months Ended   Three Months Ended
                                        September 30, 2001   September 30, 2000

Net Loss                                        $(356,962)           ($697,823)

Weighted average number of
  common shares outstanding
  used in loss per share for the
  period (denominator)                          53,765,005          41,762,000


NOTE 11 - CONTINGENCIES:

The Company was recently formed in 2000 and has not generated sufficient revenues to achieve profitability. The Company's ability to continue as a going concern is dependent upon achieving profitable operations, attaining new customers, and raising additional equity capital. The Company is presently in negotiations with numerous entities regarding a proposed equity investment in either the Company or one of its subsidiaries. The Company is also planning to expand the nature of its operations by marketing nutritional supplements and entertainment related products. The outcome of these matters cannot be predicted at this time.




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

On February 14, 2000, BSM changed its name to "Digital Bridge, Inc." For the purposes of this Quarterly Report on Form 10-QSB, the Company may be referred to as "Digital", we, us or the Company.

In February of 2000, Digital Bridge began trading on the OTC Bulletin Board under the symbol "DGBI". In June of 2000, the company entered into a merger agreement with 24x7 Development, Inc. a Phoenix, Arizona based company seasoned in developing global, multi-lingual, high end, Web businesses. Previously, 24x7 Development was the internal development arm for GlobalNetFinancial.com (a NASDAQ traded company).

In September of 2000, Digital Bridge acquired two small technology firms. The first, OTVnet, Inc., designs and manages comprehensive online systems for unions and their associated benefit trusts. The second, N2Plus, was a B2B application service provider that developed a product that enables businesses to instantly create private labeled online e-commerce stores.

In June of 2001, We acquired the assets of Store Choice Corp including its website StoreChoice.com. StoreChoice.com is a Website that aggregates merchandise from a variety of retailers

In May 2001, the Company announced its intention to form two wholly owned subsidiaries, DB Capital Management, Inc. and DB Technologies, Inc. In October of 2001 DB Capital Management changed its name to Tantivy Sciences, Inc ("Sciences"). On June 12, 2001 Sciences entered into a Joint Venture for the formation of Garra Sciences, Inc. (Garra). Sciences owns 32% of Garra Sciences, Inc. The Joint Venture Agreement provided that if Sciences did not raise $5,000,000 within ninety days, the Joint Venture shall terminate. Sciences is currently in negotiations with the parties regarding the Joint Venture.

On July 25, 2001 Sciences entered into a Joint Venture for the formation of Parmula Therapeutics, Inc. Sciences owns 48% of Parmula Therapeutics, Inc. The Company plans to enter the nutritional supplement market through these two joint ventures, which provide for exclusive distribution rights of several patented and proprietary nutritional supplement blends. Digital Bridge, Inc. will provide a mix of management, sales, distribution, marketing, and Internet enterprise solutions to Garra and Parmula. In November Sciences received a letter from the Federal Trade Commission informing the company of actions previously taken against one of the principles of Targeted Medical Foods LLC, a 48% owner of Parmula. Such order prevents Parmula from marketing the proposed products until such time as a bond is posted with the FTC. Because of this letter Sciences has decided not to continue with the Parmula Joint Venture.

In November, 2001 the Company formed a wholly owned subsidiary, Tantivy Entertainment, Inc. ("Entertainment"). Entertainment has recently signed an agreement giving it the exclusive distribution rights to music recorded by the Boys Choir of Harlem. Entertainment is also in negotiations with a Las Vegas Casino and a New York City Nightclub for the rights to record and distribute music recorded live at these venues.

The Company is an "International Business Architect," which provides management, sales, distribution, marketing, and Internet enterprise solutions through a suite of proprietary applications and professional services.

Through our wholly-owned subsidiary, Tantivy Sciences, Inc. we have recently entered the $49 billion nutritional supplement market by executing a joint venture agreement which provides for exclusive distribution rights to two patented and proprietary nutritional supplement blends. The nutraceutical products distributed by us include: Optigene Professional, a revolutionary Age Management System; C-MED-100, the only product that the U.S. Food & Drug Administration allows to claim assistance with the natural DNA repair process; and C-Med 100.

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

The Company operates through four separate but complementary subsidiaries. Each subsidiary has a distinct core focus and market niche, and utilizes the technologies and business models developed by us to maximize revenues within its respective niche. This model helps to ensure steady overall growth by spreading risk over several different market sectors. These subsidiaries are as follows:

(1) Tantivy Sciences, Inc.: Tantivy Sciences is the investment management arm of the Company, and is responsible for negotiating and establishing joint ventures, strategic alliances, mergers, acquisitions and other arrangements in the nutritional supplement market and related fields. Tantivy Sciences manages and administers Garra Sciences, Inc.; a nutraceutical distribution company formed through a joint venture between Tantivy Sciences and nutritional
supplement manufacturers.    Sciences owns 32% of Garra Sciences, Inc. The
Joint Venture Agreement provided that if Sciences did not raise $5,000,000 within ninety days, the agreement shall terminate. Sciences is currently in negotiations with the parties regarding the Joint Venture.

(2) Tantivy Entertainment, Inc.: Formed November 8, 2001, Tantivy Entertainment's mission is to capitalize on undervalued catalogs, underworked venue opportunities, and undervalued artists, and to leverage our intellectual property assets in the entertainment industry to the greatest extent possible. Entertainment has recently signed an agreement giving it the exclusive distribution rights to music recorded by the Boys Choir of Harlem. Entertainment is also in negotiations with a Las Vegas Casino and a New York City Nightclub for the rights to record and distribute music recorded live at these venues.

(3) DB Technologies: DB Technologies is our technology development division, focusing on the design and development of advanced and innovative Internet business solutions, which allow our clients and subsidiaries to leverage the Internet as a new market for their products and services, and as a tool to streamline their operations.

DB Technologies has developed software applications, which it incorporates into products sold or utilized by our other subsidiaries, or by outside clients.
DB Technologies also provides the Venture Technology services mentioned above, and thus assists its customers in building and managing their own e-businesses, while retaining a significant equity percentage of its customers' enterprise.

(4) OTVnet, Inc.: OTVnet, Inc. is a wholly owned subsidiary acquired in September 2000. OTVnet is in the business of creating and selling online administration and communication tools to labor unions and their associated
benefits trust organizations.    Established in 1997, OTVnet has grown to
become a leader in the provision of proprietary Internet communication tools for unions and their associated training and contractor organizations, and is marketing its product line to this tightly focused niche market.

We thereby attempt to spread risk across several different business models, while at the same time maximizing revenue potential by building long-term value through the development of proprietary technologies utilized in the businesses developed by the Company and its clients.

We offer our products and services in several different markets through its various subsidiaries, which renders it better able to:

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


RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended September, 2001 totaled $29,766. This was a decrease of approximately 96%. Such decrease was mainly the result of Company leaving the web development business and that the revenue for the work performed for the Garra and Parmula Joint Ventures being deferred until the period in which it is expected to be collected.

COST OF SALES

Cost of sales includes salary allocation of technical personnel for time spent on web development, design, implementation and market research. Employees' time is tracked internally and expensed against client projects. Other cost of sales include web hosting services and maintenance. Costs of sales for the nine-month periods ended September 30, 2001 and 2000 was $64,805 and $538,911. This was a decrease of approximately 88%. This was due to the company leaving the Web development business.

OPERATING  EXPENSES

Salaries and Benefits consist of compensation and related expenses for personnel. The Company expects these costs to continue to decrease in absolute dollars in future periods as the Company shrinks its administrative staff so as to cut costs so as to get to profitability quicker. Salaries and Benefit costs decreased approximately 69% to $158,290 for the quarter ended September 30,2001 as a result of the cost cutting described above.

Professional Fees consist of legal, accounting and consulting fees incurred by the Company. Professional fees totaled $68,111 for the three-month period ended September 30, 2001 and $59,396 for the three months ended September 30, 2000.

Office and Other Expenses for the three-month period ended September 30, 2001 was $64,497 a 79% decrease from the three-month period ended September 30, 2000. This was the result of the consolidation of offices and other cost cutting implemented during the quarter.

Depreciation is calculated on a straight-line basis with assets recorded at cost and depreciated with a life of three to and seven years. Depreciation expense for the three-month period ended September 30, 2001 was $25,788 and $45,383 for the three-month period ended September 30, 2000.


ITEM  3 INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forward as of September 30, 2001 is approximately $4,223,795 million. These carry-forwards will be available to offset future taxable income and expire beginning in 2019. Deferred income tax assets arising from such loss carry forwards have been fully reserved as of September 30, 2001.

ITEM 4 STOCK INCENTIVE PLAN

The Company has drafted a stock incentive plan for directors, officers, employees and consultants of the Company and affiliated companies, which provides for nonqualified and incentive stock options. The maximum number of shares of common stock reserved and available for issuance under this plan is nine million. As of September 31, 2001 8,262,200 options had been granted.

The fair market value of the above options was determined by using a Black Scholes option-pricing model. The calculated fair value at the dates of the grants was zero, and therefore has no impact on earnings or earnings per share.

The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for the stock incentive plan, recognizing compensation expense to the extent of the difference between the fair value of the underlying stock at the measurement date less the amount the employee is required to pay. There were no charges to compensation expense during the period ended September 30, 2001.

An alternative method of accounting for stock options is Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and compensation cost is recognized ratably over the vesting period. Had the Company followed SFAS 123, no significant adjustment would have been made to the statement of operations during the period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $219,880 for the three months ended September 30, 2001 and $594,716 for the three-month period ended September 30, 2000.

Net cash provided by financing activities was $216,650 for the three months ended September 30. 2001. This was a combination of a private placement of stock and the issuance of notes.

The Company believes that its available cash resources combined with proceeds from capital raising transactions will be sufficient to meet its anticipated working capital and capital expenditure requirements through the end of December 2001. The company is actively seeking to raise additional funds from investors. The Company intends to use the additional capital to fund more rapid expansion, to develop new or enhance existing services or products, or to acquire complementary products, businesses or technologies. If adequate funds are not available on acceptable terms, the Company's business, results of operation and financial condition would be materially adversely affected.

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

ABILITY TO RAISE CAPITAL

We currently are attempting to raise additional capital during the remainder of the fiscal year. The primary purposes for raising this capital is to obtain additional equity capital. We expect to use the proceeds from any such capital raising transactions for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses that are complementary to ours. If we do not successfully address the need to raise capital, our ability to continue to conduct business would be seriously harmed.

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

As a result of our recent acquisitions, mergers and Joint Ventures, we intend to further develop and expand our combined businesses. In order to accomplish these goals, we will need to implement enhanced operational and financial systems and will likely require additional management, operational and financial resources. We cannot assure you that the combined companies will successfully implement and maintain such operational and financial systems or successfully obtain, integrate and utilize the management, operational and financial resources necessary to manage a developing and expanding business in an evolving and increasingly competitive industry. Failure to implement such systems successfully or use such resources effectively could have a material adverse effect on the combined companies' business, financial condition or results of operations.

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

RISKS ASSOCIATED WITH GOVERNMENT REGULATION.

The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of nutritional supplements such as those sold by the Company's Joint Venture are subject to regulation by a number of federal, state and foreign agencies, principally, the FDA and the FTC. Among other matters, such regulation is concerned with claims, made with respect to a product, that assert the healing or nutritional value of such product. Such agencies have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, by requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure, imposing civil penalties, or commencing criminal prosecution. Federal and state agencies have in the past used these remedies in regulating participants in the dietary supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. In addition, increased sales and publicity of dietary supplements may result in increased regulatory scrutiny of the nutritional supplements industry. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company's business, financial condition or results of operations. Additional proceedings and issues are outlined under "Business--Government Regulation." There can be no assurance that such proceedings or investigations or any future proceedings or investigations will not have a material adverse effect on the Company.

NO ASSURANCE OF FUTURE INDUSTRY GROWTH.

There can be no assurance that the markets for our Joint venture's nutritional supplements are as large as reported or that projected or expected growth will occur or continue. Market data and projections, such as those presented in this Form 10KSB, are inherently uncertain and subject to change. In addition, the underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond the Company's control. Recently, various publicly traded nutritional supplement companies, as well as industry analysts, have announced that there is a slow-down in sales of nutritional supplements. There can be no assurance that an adverse change in size or growth rate of the nutritional supplement will not have a material adverse effect on the Company.

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

Subsequent Events.

On November 8, 2001 Digital Bridge formed a wholly owned subsidiary, Tantivy Entertainment, Inc. ("Entertainment"). Entertainment has signed an agreement with 3G Entertainment LLC giving it the exclusive distribution rights to music recorded by the Boys Choir of Harlem. Entertainment is also in negotiations with a Las Vegas Casino and a New York City Nightclub for the rights to record and distribute music recorded live at these venues.

In November Sciences received a letter from the Federal Trade Commission informing the company of actions previously taken against one of the principles of Targeted Medical Foods LLC, a 48% owner of Parmula. Such order prevents Parmula from marketing the proposed products until such time as a bond is posted with the FTC. Because of this letter Sciences has decided not to continue with the Parmula Joint Venture.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently a party to the following lawsuits:

a) Ocean Internet Marketing Group. Inc. v Digital Bridge, Inc. filed in the East Phoenix Justice Court # 1. The plaintiff is seeking damages in the amount of $6,800 plus pre-judgment interest, attorney's fees and court costs for breach of contract for services allegedly supplied to N2Plus prior to their purchase by us. We have filed an answer and counterclaims in the suit and we intend to vigorously contest it. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties.
b) GlobalNet Financial.com, Inc. v Digital Bridge, Inc. filed in the Superior Court of Arizona, County of Maricopa. Plaintiff is seeking damages in the amount of $88,001.43 plus pre-judgment interest, attorney's fees and court costs. Plaintiff alleges that the Company is in breach of contract, breach of the covenant of good faith among other charges arising out of the Company relocating its offices. We have filed an answer and counterclaims in the suit and we intend to vigorously contest it. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties.
c) David G. Friedman v Digital Bridge, Inc. filed in the Superior Court of Arizona, County of Maricopa. Plaintiff is seeking damages in the amount of $53,494 plus attorney's fees. Plaintiff alleges that the Defendant has failed to pay wages due and owing to Plaintiff along with the statutory penalty. We intend to file an answer and counterclaims in the suit and we intend to vigorously contest it. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position or overall trends in results


Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders


On July 17, 2001 Digital Bridge filed a Schedule 14C stating that stockholders owning a majority of the issued and outstanding shares of Common Stock, had done the following:

1) Approved an amendment to the Company's Certificate of Incorporation, as amended, to increase the authorized Common Stock from 50,000,000 shares to 200,000,000 shares and the authorized Preferred Stock from 5,000,000 shares to 20,000,000 shares.
2)  Elected John C. Flanders, Jr., Kenneth Paganini, Scott M. Manson and Seth
    D. Heyman to the Company's Board of Directors
3)  Approved the Company's 2000 Stock Option Plan
4) Approved changing the Company's auditors to Rotenberg & Company LLP from Hood & Strong LLP


Item 5. Other Information

         None


Item  6.  Exhibits and Reports on Form 8-K.

Digital Bridge, Inc. filed a report on Form 8-K on July 25, 2001 announcing that DB Capital Management, it's wholly owned subsidiary entered into a Joint Venture Agreement with Targeted Medical Foods LLC for the formation of Parmula Therapeutics, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DIGITAL BRIDGE, INC.



                                    /s/ John C.  Flanders, Jr.
                                   ------------------------------
                                   By:  John  C.  Flanders, Jr.
                                   Its:  Chief Executive Officer
                                   Date:  November 8, 2001

                                    /s/ Scott M. Manson
                                   ------------------------------
                                   By:  Scott M. Manson
                                   Its:  President, Chief Financial
                                         Officer and Chief Accounting Officer
                                   Date:  November 8, 2001