Form 10QSB
period 2001-12-31
DIGITAL BRIDGE INC
filed 2002-02-15
CIK 1090052

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2001

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

Applicable only to corporate issuers:


State the number of shares outstanding of each of the issuer's classes of common Equity, as of the latest practicable date: As of February 8, 2002 88,168,618 shares of common stock, par value $.001, were issued and outstanding.

Transitional small business disclosure format (check one):
Yes [ ] No [X]


                     INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
  and Stockholders
Digital Bridge, Inc.
(A Nevada Corporation)
Phoenix, Arizona

    We have reviewed the accompanying consolidated balance sheet of Digital Bridge, Inc. as of December 31, 2001 and the related consolidated statements of operations for the three months and six months ended December 31, 2001 and 2000, and the consolidated statements of cash flows for the six months ended December 31, 2001 and 2000. All information included in these consolidated financial statements is the responsibility of the Company's management.

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

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated sufficient revenues to achieve profitability, and unless it can successfully expand its operations and obtain equity capital or financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note 8 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

    We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Digital Bridge, Inc. as of June 30, 2001 (presented herein), and the consolidated statements of changes in stockholders' equity, operations, and cash flows for the year then ended (not presented herein); and in our report dated September 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. We have not performed any audit procedures subsequent to the date of our report.


/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  February 11, 2002





                         PART I - FINANCIAL INFORMATION


              Item 1. Condensed Consolidated Financial Statements. Index to Condensed Consolidated Financial Statements

       FIX FOR CURRENT QUARTER

    Condensed Consolidated Balance

    Sheet as of December 31, 2001 and June 30, 2001 ...........................2

    Condensed Consolidated Statement
    of Operations for the six months and three months
    Ended December 31, 2001 and 2000...........................................3

    Condensed Consolidated Statement
    of Cash Flows for the Six Months
    Ended December 31, 2001 and 2000      .....................................4

    Notes to Condensed Consolidated
    Financial Statements.......................................................5




Digital Bridge, Inc.
Consolidated Balance Sheets

                                            (unaudited)
                                            12/31/2001      6/30/2001

ASSETS
CURRENT ASSETS

Cash and Cash Equivalents                   $     3,492     $   5,391
Receivables, net                                 58,800        57,494
Related Party Receivables                             0       474,733
Prepaid Expenses & Other Current Assets           7,294             0

TOTAL CURRENT ASSETS                        $    69,586   $   537,618

OTHER ASSETS

Furniture & Equipment
(net of accumulated depreciation)             170,256         220,514
Other Assets                                   45,869          26,873
StoreChoice.com assets                         79,200          79,200

TOTAL ASSETS                               $   364,911     $  864,205

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES

Trade Payables                              $   328,538    $   351,166
Accrued Expenses                                509,544      1,853,130
Unearned Revenue                                 46,975         27,736
Capital Leases Payable                           51,513         65,237
Notes Payable                                         0              0
Investment in Joint Venture                           0        212,308

TOTAL CURRENT LIABILITIES                  $     936,570  $  2,509,577

LONG TERM LIABILITIES
Leases Payable                                         0             0
Notes Payable                                    385,465       306,189

TOTAL LIABILITIES                          $  1,322.035  $   2,815,766

Common Stock($.001 par value, 200,000,000 Shares authorized,
83,984,618 and 48,376,143 outstanding)
                                                83,984          48,376
Preferred Stock
($.001 par value, 20,000,000 Authorized 0 and 244,000 outstanding)
                                                     0            244
Additional Paid In capital                  7,933,741        5,297,221
Subscription Receivable                        (8,700)               0
Retained Earnings (deficit)                (8,966,149)      (7,297,402)

TOTAL STOCKHOLDERS EQUITY                    (957,124)      (1,951,561)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $   364,911    $    864,205



The accompanying notes are an integral part of this financial statement

See Accountants Review Report

Digital Bridge, Inc.
Consolidated Statements of Operations (Unaudited)

                     6 mos ended    6 mos ended 3 mos ended 3 mos ended
                      12/31/2001    12/31/2000  12/31/2001  12/31/2000

Revenue             $     58,445    $  984,389  $   28,679   $  389,994

Cost of goods sold       144,423       550,535      79,618      106,264

Gross Income             (85,978)      433,854     (50,939)     283,730

General & Administrative Expenses

Salaries & Benefits      497,936     1,312,385     339,646      883,670
Professional Fees         90,573       237,847      22,462      179,048
Depreciation & Amortization 50,257      67,834      24,469       32,568
Office Expense            94,688      571,616       61,466      218,125
Bad Debt Expense         284,003      169,647      284,003      132,750
Marketing & Public Relations 532,105   34,295      500,830       17,148
Taxes                          0        6,160            0        4,560

Total General & Admin Expenses
                        1,549,562   2,399,784    1,232,876    1,467,869

Net Loss from operations
                       (1,635,540) (1,965,930)  (1,283,815)  (1,184,139)

Other Income & (Expenses)
Interest expense(net of interest income)
                         (42,693)    (43,955)      (31,802)           0
Gain on Sale of Assets     9,486           0         9,486            0
Equity Investment loss in Garra Sciences
                               0           0        (5,654)           0

Net Loss            $ (1,668,747)$(2,009,885)$  (1,311,785) $(1,184,139)

Loss Per Common share-Basic & Diluted$
                          (0.025)    $(0.046)     $ (0.018)  $   (0.028)

Average Weighted Shares66,180,381  43,990,750   71,560,242   41,692,000



The accompanying notes are an integral part of this financial statement

See Accountants Review Report

Digital Bridge
Consolidated Statements of Cash flows (unaudited)

                                                6 mos ended     6 mos ended
                                                12/31/2001      12/30/2000

OPERATING ACTIVITIES

Net Loss                                      $ (1,668,747)   $ (2,009,885)
Adjustments to reconcile net loss
 To net cash used by operations
NonCash Adjustments
  Bad Debts                                         284,003        169,647
  Depreciation & Amortization                        50,257         67,834
Decrease (Increase) in Receivables                  (22,884)      (115,797)
Decrease (Increase) in Prepaid Expenses
 and other Current Assets                           ( 7,294)      ( 17,228)
Decrease (Increase) in other Assets                 (18,995)         1,647
Increase (decrease) in Trade Payables               578,752         75,574
Increase (decrease) in unearned revenue              19,239              0
Increase (decrease) in Accrued Expenses             147,941        138,230
Increase (decrease) in Accrued Compensation         345,357         55,532

    Net Cash used by Operating Activities          (292,371)    (1,634,426)

INVESTING ACTIVITIES
  Purchase of furniture and equipment                     0        (96,999)

    Net Cash used by Investing activities                 0        (96,999)

FINANCING ACTIVITIES
  Proceeds from Notes Payable                        16,700              0
  Repayments of Notes Payable                          (136)      (148,457)
  Repayments of Leases Payable                      (13,724)        54,812
  Proceeds from issuance of common stock
    and receipt of additional paid in capital       287,632      1,634,515

   Net Cash provided by financing activities        290,472      1,540,870

DECREASE IN CASH AND CASH EQUIVALENTS                (1,899)      (190,556)

CASH AND CASH EQUIVALENTS, beginning of period        5,391        233,065

CASH AND CASH EQUIVALENTS, end of period              3,492         42,509

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During Period for Interest                    673          6,414

NONCASH FINANCING ACTIVITIES
Stock issued in Lieu of compensation              1,787,367               0
Conversion of Notes & Interest Payable to Stock      80,536               0
Conversion of Preferred Stock to Common Stock        (2,440)              0
Conversion of Accounts Payable to Notes Payable      93,730               0
Stock issued for services                           507,650               0
Write-off of Investment in Garra Joint Venture and
Garra Receivables                                   262,425               0

The accompanying notes are an integral part of this financial statement

See Accountants Review Report



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIGITAL BRIDGE, INC. AND SUBSIDIARIES
DECEMBER 31, 2001


NOTE 1 - NATURE OF OPERATIONS

Digital Bridge, Inc. (the Company) is a corporation, located in Phoenix, Arizona, organized under the laws of the State of Nevada for the purpose of providing management, sales, distribution, marketing, and technology services. The Company has historically provided primarily Internet and Web based technology related services and is planning to expand operations into the nutraceutical and entertainment industries.

    Segment Data:
    ----------------

    Entertainment
    ----------------
On November 8, 2001 the Company formed a wholly owned subsidiary, Tantivy Entertainment, Inc. ("Entertainment") for the purpose of capitalizing on under valued catalogs, artists' productions, and venue opportunities. Entertainment has signed an agreement with 3G Entertainment LLC giving it the exclusive distribution rights to music recorded by the Boys Choir of Harlem. Entertainment is also in negotiations with a Las Vegas Casino and a New York City Nightclub for the rights to record and distribute music recorded live at these venues. Entertainment is also negotiating with various parties for the purchase of catalogs.

    Nutritional Supplements
    ----------------------------
The Company is in the process of forming a wholly owned subsidiary called Tantivy Sciences, Inc. through which it plans to enter the nutritional supplement market. In January 2002, the Company entered into a licensing agreement with V-Tech, LLC granting exclusive rights to manufacture and distribute a specific smoking cessation product. The agreement is for a five-year term with automatic annual renewals and requires the Company to pay royalties to V-Tech, LLC in the amount of 20% of gross revenues from product sales, with a minimum payment of $35,000 each quarter.

The Company had formerly planned to enter the nutritional supplement market through Garra Sciences, Inc. ("Garra"), a joint venture that began in June 2001, of which the Company owned 32%. The joint venture agreement provided that the Company was to receive fees for management services, facilities, and Web site development and that the Company was to raise $5,000,000 within 90 days or the agreement was to terminate. In December, 2001 the parties agreed to terminate the joint venture because the terms of the agreement were not met, and Garra was dissolved. Amounts written off to bad debt expense as a result of the dissolution of Garra totaled $268,079 and comprised of receivables for management services, Web site development, and pre-incorporation expenses paid by the Company to or on behalf of Garra totaling $474,733, less the equity investment liability in Garra in the amount of $206,654.

    Technology
    -------------
The Company has developed Web sites, Internet solutions, and software applications for use by its subsidiaries and outside clients. The Company plans to form a wholly owned subsidiary called Tantivy Technologies, Inc. to manage the design and development of its technology services.

In September 2000 the Company acquired a wholly owned subsidiary, Online Television Network Services, Inc. (OTVnet), a California corporation established in 1997. OTVnet creates and sells online administration and communication tools to labor unions and their associated benefits trust organizations. In January 2002, the Company executed a letter of Intent for the sale of OTVnet's assets and customer files and other technology related assets of the Company. The sale is expected to be finalized in March, 2002. The Company will retain a license for the technology products it has developed to use for internal purposes.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               a.   Basis of Presentation:
                    -----------------------------
The condensed consolidated financial statements of Digital Bridge, Inc. and Subsidiaries included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB, and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include the development of new products and services and expansion of operations into new industry segments. Certain financial information that is not required for interim financial reporting purposes has been omitted.

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

               b.   Principles of Consolidation:
                    --------------------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries, Online Television Network Services, Inc. and Tantivy Entertainment, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

               c.   Cash and Cash Equivalents:
                    --------------------------------------
Cash and cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.

                d.   Allowance for Doubtful Accounts:
                    --------------------------------------
The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $11,080 the period ended December 31, 2001.

               e.   Depreciation:
                    ------------------
Fixed assets are recorded at cost. Property and equipment is depreciated on a straight-line basis over estimated useful lives ranging from three to seven years. Maintenance and repairs are charged to expense. The cost of assets retired or disposed of and their related accumulated depreciation are removed from the accounts.


               f.   Revenue Recognition:
                    ------------------------------
The Company records revenue as earned, ratably over the term of its contracts, based on agreed upon prices for website development, website hosting and management services rendered. Contracts are typically for a one-year term. Revenue on work in process is recognized in the period in which it is reasonably expected to be collected. Revenue on products sold is recognized upon delivery of the product to the purchaser.

                g.  Advertising Costs
                    --------------------------
The Company expenses all advertising costs, including direct response advertising costs, as they are incurred. Advertising expense for the periods ended December 31, 2001 and 2000 was $ -0- and $34,295.

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

                k.  Reclassifications:
                    ----------------------
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 3 - FURNITURE AND EQUIPMENT

Fixed Assets, at cost, is summarized as follows as of December 31, 2001:

                                                            12/31/01

                    Office equipment               $          361,982
                    Furniture and fixtures                     76,944
                    Leasehold Improvements                      8,782
                    ---------------------------------------------------
                                                               447,70
                                                                    8
                    Less accumulated depreciation            (277,452)
                    ----------------------------------------------------
                                                         $    170,256
                    ============================================================

Depreciation expense amounted to $50,257 for the six month period ended December 31, 2001.


NOTE 4 - LEASE COMMITMENTS:

As of December 31, 2001 the Company was leasing office space in one location under an operating lease agreement. The term of the agreement is three years commencing August 1, 2000 with monthly rental payments of $5,567 and 10.9% share of the building operating expenses. Rent expense was $59,323 and $163,260 for the six-month periods ended December 31, 2001 and 2000, respectively.


NOTE 5- NOTES PAYABLE:

                    Notes payable consisted of the following at December 31, 2001:

                  i) A $100,000 note payable, of which the remaining balance is $77,116, to a non-related entity with interest accruing at a rate of 12% per annum. The note was originally due on January 16, 2001. Along with the Note, the note holder received 30,000 warrants to purchase the Company's common stock at an exercise price of $.59 per share. The company is presently in repayment negotiations with the note holder, which will include an additional 30,000 warrants to purchase the Company's common stock at an exercise price of $.05 per share.

                  ii) A $50,000 note payable to stockholder for consulting services rendered, with interest at 10%. There are no specified repayment terms for the note.

                  iii) Notes payable to John Flanders Jr., for $98,234 with interest at 18%. Mr. Flanders is the CEO of the company and a member of the Board of Directors. There are no specified repayment terms for the note.
                  iv) A note payable to Seth D. Heyman, for $1,200 with interest at 18%. Mr Heyman is an Executive Vice President of the Company and a member of the Board of Directors. There are no specified repayment terms for the note.

                  v) Notes payable to John Flanders, Sr., for $38,000 with interest at 18%. Mr. Flanders is the Senior Vice President of finance of the Company and the father of the Company's CEO. There are no specified repayment terms for the note.

                  vi) A $93,730 note payable to stockholder for consulting services rendered, with interest at 8%. The note is due January 2, 2003.

                  vii) A line of credit, payable on demand, in the amount of $8,552 due to Wells Fargo bank, with interest at 11.25%.

                  vii) A line of credit, payable on demand, in the amount of $18,633 due to Bank of America, with interest at 9.32%.



NOTE 6 - CAPITALIZED LEASES
As of December 31, 2001, the Company had capitalized leases obligations of $51,513. These leases bear interest at rates ranging from 11% to 17% per annum. The leases expire between November 30, 2001 and October 31, 2002. The related equipment has been capitalized and reflected in furniture and equipment as of December 31, 2001.



NOTE 7 - RELATED PARTY TRANSACTIONS:

The Company's wholly owned subsidiary, Tantivy Entertainment, Inc. has entered into a distribution agreement with 3G Entertainment LLC for the distribution of two CD's recorded by the Boys Choir of Harlem. 3G Entertainment is owned by officers of Tantivy Entertainment, Inc. and Arverne Associates, Inc., a company owned by certain officers of Digital Bridge, Inc.


NOTE 8 - CONTINGENCIES:

The Company has not generated sufficient revenues to achieve profitability. The Company's ability to continue as a going concern is dependent upon achieving profitable operations, attaining new customers, and raising additional equity capital or financing. The Company is presently in negotiations with numerous entities regarding a proposed equity investment in either the Company or one of its subsidiaries. The Company is also planning to expand the nature of its operations by marketing nutritional supplements and entertainment related products. The outcome of these matters cannot be predicted at this time.





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

In February of 2000, Digital Bridge began trading on the OTC Bulletin Board under the symbol "DGBI". In September of 2000, the company entered into a merger agreement with 24x7 Development, Inc. a Phoenix, Arizona based company seasoned in developing global, multi-lingual, high end, Web businesses. Previously, 24x7 Development was the internal development arm for GlobalNetFinancial.com (a NASDAQ traded company).

In September of 2000, Digital Bridge acquired two small technology firms. The first, OTVnet, Inc., designs and manages comprehensive online systems for unions and their associated benefit trusts. The second, N2Plus, was a B2B application service provider that developed a product that enables businesses to instantly create private labeled online e-commerce stores.

In June of 2001, We acquired the assets of Store Choice Corp including its website StoreChoice.com. StoreChoice.com is a Website that aggregates merchandise from a variety of retailers.

On June 12, 2001 the Company entered into a Joint Venture for the formation of Garra Sciences, Inc. (Garra), of which we owned 32%. The Joint Venture Agreement provided that if the Company did not raise $5,000,000 within ninety days, the Joint Venture would terminate. In December, 2001 the joint venturers agreed to the dissolution of Garra Sciences, Inc.

On July 25, 2001 the Company entered into a Joint Venture for the formation of Parmula Therapeutics, Inc., of which we owned 48%. In November we received a letter from the Federal Trade Commission informing the company of actions previously taken against one of the principles of Targeted Medical Foods LLC, a 48% owner of Parmula. Such order prevented Parmula from marketing the proposed products until such time as a bond is posted with the FTC. Because of this letter the Company decided not to continue with the Parmula Joint Venture.


In November, 2001 the Company formed a wholly owned subsidiary, Tantivy Entertainment, Inc. ("Entertainment") and expanded its operations into the entertainment business. Entertainment has recently signed an agreement giving it the exclusive distribution rights to music recorded by the Emmy Award winning Boys Choir of Harlem. The Company has also signed an agreement giving the Company the exclusive rights to market the Techno Boxeo Basic Video recording and the Techno Boxeo Advanced video recording, featuring Felicia Mercado. Entertainment is also in negotiations with a Las Vegas Casino and a New York City Nightclub for the rights to record and distribute music recorded live at these venues. The Company is actively seeking other products to license and distribute and is also seeking to produce product of its own.
The Company is in the process of forming a wholly owned subsidiary, Tantivy Sciences, Inc., through which it plans to enter the $49 billion nutritional supplement market. In January, 2002 the Company entered into a licensing agreement with V-Tech LLC, which gives the Company the exclusive license to distribute a smoking cessation product called "Natural Smokeless". The Company is actively seeking other products to license and distribute.

We also provide Internet technology solutions through the business model known as "Venture Technology," in which we provide human capital in the form of a total and instant IT infrastructure in exchange for management fees and equity participation. With Venture Technology, we serve our clients as a management consultant, Internet strategy consultant, interactive marketing agency, and technology developer, all seamlessly integrated into a cohesive unit. In January, 2002 we executed a Letter of Intent for the sale of our technology assets. We anticipate finalizing this sale in March, 2002.

The Company is an "International Business Architect," which provides management, sales, distribution, marketing, and Internet enterprise solutions through a suite of proprietary applications and professional services.

The Company operates through three separate but complementary lines of business. Each line of business has a distinct core focus and market niche, and utilizes the technologies and business models developed by us to maximize revenues within its respective niche. This model helps to ensure steady overall growth by spreading risk over several different market sectors. The lines of business are as follows:

(1) Nutritional Supplements: Tantivy Sciences will be responsible for negotiating and establishing joint ventures, strategic alliances, mergers, acquisitions and other arrangements in the nutritional supplement market and related fields. The Company has a license to distribute a smoking cessation product.

(2) Entertainment: Formed November 8, 2001, Tantivy Entertainment Inc.'s mission is to capitalize on undervalued catalogs, underworked venue opportunities, and undervalued artists, and to leverage our intellectual property assets in the entertainment industry to the greatest extent possible. Entertainment has recently signed an agreement giving it the exclusive distribution rights to music recorded by the Boys Choir of Harlem along with the Techno Boxeo Basic Video recording and the Techno Boxeo Advanced video recording, featuring Felicia Mercado. Entertainment is also in negotiations with a Las Vegas Casino and a New York City Nightclub for the rights to record and distribute music recorded live at these venues.

(3) Technology: Our technology development division focuses on the design and development of advanced and innovative Internet business solutions, which allow our clients and subsidiaries to leverage the Internet as a new market for their products and services, and as a tool to streamline their operations. The Company has developed software applications, which it incorporates into products sold or
utilized by our other subsidiaries, or by outside clients.   We also provide the
Venture Technology services mentioned above, and thus assist our customers in building and managing their own e-businesses, while retaining a significant equity percentage of the customers' enterprise.

(4) OTVnet, Inc., a wholly owned subsidiary acquired in September 2000, is part of our technology division. OTVnet is in the business of creating and selling online administration and communication tools to labor unions and their
associated benefits trust organizations.    Established in 1997, OTVnet has
grown to become a leader in the provision of proprietary Internet communication tools for unions and their associated training and contractor organizations, and is marketing its product line to this tightly focused niche market. In January, 2002 we executed a Letter of Intent for the sale of OTVnet's technology assets, its customer files, and other technology related assets of the Company. We anticipate finalizing this sale in March, 2002.

We thereby attempt to spread risk across different business models, while at the same time maximizing revenue potential by building long-term value through the development of proprietary assets utilized in the businesses developed by the Company.

We offer our products in several different markets through our subsidiaries, which renders us better able to.

-   Meet market demands,
-   Remain flexible to emerging opportunities,
-   Create a stronger and more diversified balance sheet, and
-   Efficiently fund the development of profitable products.



RESULTS OF OPERATIONS

REVENUES

Total revenues for the six months ended December 31, 2001 totaled $58,445. This was a decrease of approximately 94% from the prior year. Such decrease was mainly the result of Company leaving the web development business and beginning to expand its operations into the nutritional supplement and entertainment markets.

COST OF SALES

Costs of sales for the six-month periods ended December 31, 2001 and 2000 was $144,423 and $550,535. This was a decrease of approximately 74% and was due to the company leaving the Web development business.

OPERATING  EXPENSES

Salaries and Benefits consist of compensation and related expenses for personnel. The Company expects these costs to continue to decrease in absolute dollars in future periods in order to cut costs and enhance profitability. Salaries and benefit costs decreased approximately 62% from $1,312,385 for the six months ended December 31, 2000 to $497,936 for the six months ended December 31,2001 as a result of the cost cutting described above.

Professional Fees consist of legal, accounting and consulting fees incurred by the Company. Professional fees totaled $90,573 for the six-month period ended December 31, 2001 and $237,847 for the six months ended December 31, 2000. The fees for the prior year were higher than normal due to thetart-up costs incurred from the mergers and acquisitions during 2000.


Office Expenses for the six-month period ended December 31, 2001 was $94,688, a 60% decrease from the six-month period ended December 31, 2000. This was the result of the consolidation of offices and other cost cutting implemented during the quarter.

Bad Debt expense for the six month periods ended December 31, 2001 and 2000 was $284,003 and $169,647, respectively. The increase is due to the dissolution of the Joint Venture, Garra Sciences, Inc. and the write off of the related net assets.

Marketing and Public Relations Expenses for the six-month period ended December 31, 2001 was $532,105 a huge increase from the six-month period ended December 31, 2000. This was the result of the Company attempting to publicize its new ventures and products.

Depreciation is calculated on a straight-line basis with assets recorded at cost and depreciated with a life of three to and seven years. Depreciation expense for the six-month period ended December 31, 2001 was $50,257 and $67,387 for the six-month period ended December 31, 2000.


ITEM  3 INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forward as of December 31, 2001 is approximately $5,535,580 million. These carry-forwards will be available to offset future taxable income and expire beginning in 2019. Deferred income tax assets arising from such loss carry forwards have been fully reserved as of December 31, 2001.

ITEM 4 STOCK INCENTIVE PLAN

The Company has drafted a stock incentive plan for directors, officers, employees and consultants of the Company and affiliated companies, which provides for nonqualified and incentive stock options. The maximum number of shares of common stock reserved and available for issuance under this plan is nine million. As of December 31, 2001 8,262,200 options had been granted.

The fair market value of the above options was determined by using a Black Scholes option-pricing model. The calculated fair value at the dates of the grants was zero, and therefore has no impact on earnings or earnings per share.

The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for the stock incentive plan, recognizing compensation expense to the extent of the difference between the fair value of the underlying stock at the measurement date less the amount the employee is required to pay. There were no charges to compensation expense during the period ended December 30, 2001.

An alternative method of accounting for stock options is Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and compensation cost is recognized ratably over the vesting period. Had the Company followed SFAS 123, no significant adjustment would have been made to the statement of operations during the period ended December 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $292,371 for the six months ended December 31, 2001 and $1,634,426 for the six-month period ended December 31, 2000.

Net cash provided by financing activities was $290,472 for the six months ended December 30. 2001. The majority of this was from the exercise of options.

The Company believes that its available cash resources combined with proceeds from capital raising transactions will be sufficient to meet its anticipated working capital and capital expenditure requirements through the end of December 2002. The company is actively seeking to raise additional funds from investors or other financing. The Company intends to use the additional capital to fund more rapid expansion, to develop new or enhance existing products, or to acquire complementary products, assets and businesses. If adequate funds are not available on acceptable terms, the Company's business, results of operation and financial condition would be materially adversely affected.

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

ABILITY TO RAISE CAPITAL

We currently are attempting to raise additional capital during the remainder of the fiscal and calendar year. We expect to use the proceeds from any such capital raising transactions for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisition of businesses or assets that are complementary to ours. If we do not successfully address the need to raise capital, our ability to continue to conduct business would be seriously harmed.

Risk Factors
-----------------

RISKS ASSOCIATED WITH COMPETITION.

The Nutritional Supplement Industry is highly competitive. Certain of the Company's principal competitors are larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions within the Industry. Moreover, because this industry generally has low barriers to entry, additional competitors could enter the market at any time. Private label products of the Company's targeted customers may also provide competition to the Company's products. Although the Nutritional Supplement Industry to date has been characterized by many relatively small participants, there can be no assurance that additional national or international companies (which may include additional pharmaceutical companies or additional suppliers to mass merchandisers) will not seek in the future to enter or to increase their presence in this market. Increased competition in this Market could have a material adverse effect on the Company.
Music sales, and worldwide music sales in general, are dominated by a few "major" music entertainment companies and several larger "independent" labels. Each of the major entertainment companies has one, and in some cases two or three, labels under which they record, promote and sell music. In addition, several smaller independent recording companies exist in competition with the Company.
Competition for radio airtime, music retail shelf space, and video broadcast time is intense. This competition cuts across all music genres. There is also substantial competition among music labels to sign new artists and renew the contracts of successful artists. All of the Company's competitors are larger and better capitalized than the Company.

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

As a result of our recent mergers and market diversification, we intend to further develop and expand our combined businesses. In order to accomplish these goals, we will need to implement enhanced operational and financial systems and will likely require additional management, operational and financial resources. We cannot assure you that the combined companies will successfully implement and maintain such operational and financial systems or successfully obtain, integrate and utilize the management, operational and financial resources necessary to manage a developing and expanding business in an evolving and increasingly competitive industry. Failure to implement such systems successfully or use such resources effectively could have a material adverse effect on the combined companies' business, financial condition or results of operations.

WE HAVE A LIMITED OPERATING HISTORY AND HAVE MADE NO PROFITS SO FAR.

We have a limited operating history and have been in business just under two years. While we are generating revenues, we have not booked any profits so far.

FUTURE ACQUISITIONS COULD RESULT IN DILUTION, OPERATING DIFFICULTIES AND OTHER HARMFUL CONSEQUENCES.

If appropriate opportunities present themselves, we intend to acquire businesses, services or products that we believe are strategic. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

OUR SUCCESS DEPENDS ON ATTRACTING AND RETAINING KEY PERSONNEL.

The successful development, marketing and design of our products and services will depend upon the skills and efforts of a small group of management personnel, including John C. Flanders, Jr., our Chief Executive Officer, Scott
M. Manson, our President and Chief Financial Officer, Seth D. Heyman, our Executive Vice President, and Jerome Bowie the Managing Director of Tantivy Entertainment. Substantially all of the Company's employees are employed "at will." None of the key management employees has a long-term employment contract with the Company and there can be no assurance that such individuals will remain with the Company. The failure of such key personnel to continue to be active in management could have a material adverse effect on the Company.

The loss of any of our key personnel could adversely impact our ability to execute our business plan and strategy. Furthermore, recruiting and retaining qualified executive, marketing and support personnel in our emerging industries in the future will be critical to our success and we cannot assure you that we will be able to do so. We do not maintain "key-man" life insurance on any of our key personnel.

WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL NEEDED TO OPERATE AND GROW OUR BUSINESS, THEREBY REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

Our capital requirements in connection with the development and expansion of our business have been and will continue to be substantial. We will require additional funds to design, develop and license new products and to run our operations. We cannot assure you that we can obtain any significant additional financing on commercially attractive terms, in a timely fashion, in sufficient amounts or at all. If adequate funds are not available, we would have to scale back our operations, including product development and design, as well as marketing activities, all of which could cause us to lose both customers and market share and ultimately cease operations.

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

RISKS ASSOCIATED WITH GOVERNMENT REGULATION.

The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of nutritional supplements are subject to regulation by a number of federal, state and foreign agencies, principally, the FDA and the FTC. Among other matters, such regulation is concerned with claims, made with respect to a product, that assert the healing or nutritional value of such product. Such agencies have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, by requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure, imposing civil penalties, or commencing criminal prosecution. Federal and state agencies have in the past used these remedies in regulating participants in the dietary supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. In addition, increased sales and publicity of dietary supplements may result in increased regulatory scrutiny of the nutritional supplements industry. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company's business, financial condition or results of operations. Additional proceedings and issues are outlined under "Business--Government Regulation." There can be no assurance that such proceedings or investigations or any future proceedings or investigations will not have a material adverse effect on the Company.

NO ASSURANCE OF FUTURE INDUSTRY GROWTH.

There can be no assurance that the markets for our nutritional supplements or entertainment products are as large as reported or that projected or expected growth will occur or continue. Market data and projections, such as those presented in this Form 10QSB, are inherently uncertain and subject to change. In addition, the underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond the Company's control. Recently, various publicly traded nutritional supplement companies and publicly traded entertainment companies, as well as industry analysts, have announced that there is a slow-down in sales of nutritional supplements and of CD's. There can be no assurance that an adverse change in size or growth rate of the nutritional supplement and entertainment markets will not have a material adverse effect on the Company.

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

RISKS ASSOCIATED WITH IMPLEMENTATION OF THE BUSINESS STRATEGY.

Implementation of the Company's business strategy is subject to risks and uncertainties, including certain factors that are within the Company's control and other factors that are outside of the Company's control. In addition, certain elements of the Company's business strategy, notably the acquisition of complementary businesses or product lines, could result in significant expenditures of cash and management resources. Finally, implementation of the Company's business strategy is subject to risks associated with market and competitive conditions.

RISKS ASSOCIATED WITH ACQUISITIONS.

The Company has completed three acquisitions and has formed new subsidiaries and expects to pursue additional acquisitions in the future as a key component of the Company's business strategy. There can be no assurance that attractive acquisition opportunities will be available to the Company, that the Company will be able to obtain financing for or otherwise consummate any future acquisitions or that any acquisitions which are consummated will prove to be successful. Moreover, acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company's other businesses, the diversion of management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. In addition, future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock which could be dilutive to holders of Common Stock.

RISK OF LIMITED SUPPLY SOURCES; DEPENDENCE ON FOREIGN SUPPLIERS.

The Company believes that its continued success in the nutritional supplement business will depend upon the availability of raw materials that permit the Company to meet its labeling claims, quality control standards and desire for unique ingredients. Due to issues relating to quality or third-party intellectual property rights, a number of the Company's branded products contain one or more ingredients that may only be available from a single source or supplier. In addition, the supply of herbal products is subject to the same risks normally associated with agricultural production, such as climatic conditions, insect infestations and availability of manual labor or equipment for harvesting. Any significant delay in or disruption of the supply of raw materials could substantially increase the cost of such materials, could require product reformulations, the qualification of new suppliers and repackaging and could result in a substantial reduction or termination by the Company of its sales of certain products, any of which could have a material adverse effect upon the Company. Accordingly, there can be no assurance that the disruption of the Company's supply sources will not have a material adverse effect on the Company. Although the Company acquires the majority of its raw materials from domestic suppliers, the ingredients of a number of the Company's products include one or more ingredients that originate outside of the United States. The Company's business is therefore subject to the risks generally associated with doing business outside the United States, such as delays in shipments, embargoes, changes in economic and political conditions, tariffs, foreign exchange rates and trade disputes. The Company's business is also subject to the risks associated with the enactment of United States and foreign legislation and regulations relating to imports and exports, including quotas, duties, taxes or other charges or restrictions that could be imposed upon the importation of products into the United States. These factors could result in a delay in or disruption of the supply of certain raw materials and could have the consequences described in the preceding paragraph, any of which could have a material adverse effect on the Company.

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

Subsequent Events.

During January 2002, the Company elected Dan Liniger to the Board of Directors replacing Ken Paganini who resigned to pursue other interests.

During January, 2002 Tantivy Sciences signed a licensing deal with V-Tech LLC for an exclusive license to manufacture and distribute a smoking cessation product known as "Natural Smokeless"

During January, 2002 The Company signed a letter of intent with Neterprises, Inc. to sell its technology assets along with the technology assets of OTVnet and OTVnet's customer files.

During February, 2002 the Company signed a term sheet with the Mercator Momentum Fund for an equity line that can total up to $1,200,000.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently a party to the following lawsuits:

a) Ocean Internet Marketing Group. Inc. v Digital Bridge, Inc. filed in the East Phoenix Justice Court # 1. The plaintiff is seeking damages in the amount of $6,800 plus pre-judgment interest, attorney's fees and court costs for breach of contract for services allegedly supplied to N2Plus prior to their purchase by us. We have filed an answer and counterclaims in the suit and we intend to vigorously contest it. On January 16, 2002 a judgment was entered against the Company. The company has filed a motion to vacate such judgment. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties.
b) David G. Friedman v Digital Bridge, Inc. filed in the Superior Court of Arizona, County of Maricopa. Plaintiff is seeking damages in the amount of $53,494 plus attorney's fees. Plaintiff alleges that the Defendant has failed to pay wages due and owing to Plaintiff along with the statutory penalty. We intend to file an answer and counterclaims in the suit and we intend to vigorously contest it. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties.
c) Digital Bridge, Inc. v S & W Consulting, Inc. et al filed in the United States District Court, District of Phoenix. We are asking for unspecified damages for breach of contract, fraud et. al. arising out of a block stock purchase that Defendants did not pay for in full. At the present time, we are still attempting to serve Defendants.


Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders


        None


Item 5. Other Information

        None


Item  6.  Exhibits and Reports on Form 8-K.

        None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DIGITAL BRIDGE, INC.



                                    /s/ John C.  Flanders, Jr.
                                   ------------------------------
                                   By:  John  C.  Flanders, Jr.
                                   Its:  Chief Executive Officer
                                   Date:  February 8, 2002

                                    /s/ Scott M. Manson
                                   ------------------------------
                                   By:  Scott M. Manson
                                   Its:  President, Chief Financial
                                         Officer and Chief Accounting Officer
                                   Date:  February 8, 2002