Form 10QSB
period 2002-03-31
DIGITAL BRIDGE INC
filed 2002-05-16
CIK 1090052

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

                              THE TANTIVY GROUP, INC.
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


State the number of shares outstanding of each of the issuer's classes of common Equity, as of the latest practicable date: As of May 3, 2002 6,022,500 shares of common stock, par value $.001, were issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ] No [X]


                     		INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) and Subsidiaries (A Nevada Corporation)
Phoenix, Arizona

	We have reviewed the accompanying consolidated balance sheet of The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) and Subsidiaries as of March 31, 2002, the related consolidated statements of operations for the three and nine months ended March 31, 2002 and 2001, and the related consolidated statements of cash flows for the nine months ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the company's management.

	We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

	Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

	We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) and Subsidiaries as of June 30, 2001 (presented herein), and the consolidated statements of changes in stockholders' deficit, operations, and cash flows for the year then ended (not presented herein); and in our report, dated September 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2001 is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.

	The accompanying consolidated financial statements have been prepared assuming The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) and Subsidiaries will continue as a going concern. As discussed in Note 10 to the financial statements, the company has not generated sufficient revenues to achieve profitability and has incurred net losses since inception. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  May 14, 2002





                         PART I - FINANCIAL INFORMATION


              Item 1. Condensed Consolidated Financial Statements. Index to Condensed Consolidated Financial Statements

       FIX FOR CURRENT QUARTER

    Condensed Consolidated Balance

    Sheet as of March 31, 2002 and June 30, 2001 ..............      2

    Condensed Consolidated Statement
    of Operations for the nine months and three months
    Ended March 31, 2002 and 2001..............................      3

    Condensed Consolidated Statement
    of Cash Flows for the nine Months
    Ended March 31, 2002 and 2001      ........................	     4

    Notes to Condensed Consolidated
    Financial Statements .....................................       5




The Tantivy Group, Inc. (Formerly Digital Bridge, Inc. and Subsidiaries Consolidated Balance Sheets

					(unaudited)
					3/31/2002		6/30/2001

ASSETS
CURRENT ASSETS

Cash and Cash Equivalents		$      1,078		$        5,391
Accounts Receivables, net		       8,497                    57,494
Other Receivables			     212,500                         0
Related Party Receivables            	           0                   474,733
Prepaid Expenses & Other Current Assets	       3,320			     0

TOTAL CURRENT ASSETS             	$    225,395               $   537,618

OTHER ASSETS

Furniture & Equipment
(net of accumulated depreciation)             145,787		        220,514
Other Assets                                   45,868                    26,873
StoreChoice.com assets                              0                    79,200

TOTAL ASSETS                               $   417,050               $  864,205

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES

Trade Payables                              $   294,742              $   378,421
Accrued Expenses                                376,347                  320,454
Accrued Compensation                            100,654                1,532,676
Unearned Revenue                                 26,877                   27,736
Capital Leases Payable                           54,763                   65,237
Notes Payable 	                                112,942                 278,934
Investment in Joint Venture                           0                  212,308

TOTAL CURRENT LIABILITIES                  $     966,325             $
2,815,766


TOTAL LIABILITIES                          $    966,325              $   815,766

Common Stock($.001 par value, 200,000,000
Shares authorized, 5,973,300 and
2,418,807 outstanding)                            5,973                    2,419
Preferred Stock ($.001 par value, 20,000,000
Authorized 0 and 244,000 outstanding)                 0			     244
Additional Paid In capital          	    8,722,528                  5,343,178
Retained Earnings (deficit)                   (9,277,776)            (7,297,402)

TOTAL STOCKHOLDERS EQUITY                       (549,275)            (1,951,561)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $     417,050            $    864,205



The accompanying notes are an integral part of this financial statement

See Accountants Review Report

The Tantivy Group, Inc. (Formerly Digital Bridge, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)

		9 mos ended	9 mos ended	 3 mos ended	 3 mos ended
		3/31/2002	3/31/2001	   3/31/2002	   3/31/2001

Revenue		$     75,941	$  1,635,652	$      17,496	 $  651,263

Cost of goods sold   183,410        821,094	       38,987        270,559

Gross Income        (107,469)       814,558	      (21,491)       380,704

General & Administrative Expenses

Salaries & Benefits  571,556      1,568,112            73,620         255,727
Professional Fees    189,555        292,224             96,936        54,377
Depreciation & Amortization
                      73,516         97,109             23,259        29,275
Office Expense       123,324        722,924              30,682       151,308
Bad Debt Expense     295,403        177,175             11,400           7,528
Marketing & Public Relations
		     713,010         38,249             180,905          3,954
Taxes                      0          6,160                   0              0

Total General & Admin Expenses
                   1,966,364       2,901,953            416,802          502,169

Net Loss from operations
                 (2,073,8330)    (2,087,395)           (438,293)       (121,465)

Other Income & (Expenses)
(Interest expense )net of interest income
                     (56,827)       (35,400)	        (14,134)         8,555
Legal Settlement
                     (25,000)             0             (25,000)             0
Gain on Sale of Assets
                     254,486              0             245,000              0
Impairment loss on StoreChoice.com assets
                     (79,200)             0             (79,200)       	     0

Net Loss for the Period
                $ (1,980,374)    $(2,122,795)       $  (311,627)     $(112,910)

Loss Per Common share Basic & Diluted$
		      (0.472)    $    (0.943)     $      (0.061)    $   (0.048)

Average Weighted Shares
		   4,196,054       2,250,288           5,086,265      2,365,225



The accompanying notes are an integral part of this financial statement

See Accountants Review Report

The Tantivy Group, Inc. (Formerly Digital Bridge, Inc. and Subsidiaries Consolidated Statements of Cash flows (Unaudited)

					9 mos ended		9 mos ended
					3/31/2002		3/31/2001

OPERATING ACTIVITIES

Net Loss for the Period			$ (1,980,374)		$ (2,122,795)
Adjustments to reconcile net loss for the Period
 to net cash used by operations
NonCash Adjustments
  Bad Debts				     295,403                        0
  Depreciation & Amortization                 73,516		       97,109
   Impairment Loss on StoreChoice.com assets  79,200                        0
(Increase Decrease) in Accounts Receivables   16,019                (417,409)
Increase in other Receivables
Decrease (Increase) in Prepaid Expenses     (212,500)                       0
 and other Current Assets		     ( 3,320)                  42,222
Decrease (Increase) in other Assets          (18,995)                   8,200
Decrease  in Trade Payables		     832,112	               91,216
Increase (decrease) in unearned revenue         (859)                  78,377
Increase in Accrued Expenses                 118,219                  324,656
Increase) in Accrued Compensation            456,720                        0

    Net Cash used by Operating Activities   (344,859)              (1,898,424)

INVESTING ACTIVITIES
  Purchase of furniture and equipment              0                  (20,626)


FINANCING ACTIVITIES
  Proceeds from Notes Payable                 67,908                   98,654
  Repayments of Notes Payable                (13,219)                       0
  Repayments of Leases Payable               (10,474)                 (9,453)
  Proceeds from issuance of common stock
    and receipt of additional paid in capital296,331                1,664,593

   Net Cash provided by financing activities 340,546		    1,753,794

DECREASE IN CASH AND CASH EQUIVALENTS         (4,313)                (165,256)

CASH AND CASH EQUIVALENTS, beginning of period
 					       5,391                  167,951

CASH AND CASH EQUIVALENTS, end of period      $1,078                  $ 2,695

SUPPLEMENTAL DISCLOSURES
Cash Paid During Period for Interest       $  15,466               $    6,414

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued in Lieu of compensation     $ 1,888,742		    $	    0
Conversion of Notes & Interest Payable to Stock
					  $  376,737		 $    700,000
Conversion of Preferred Stock to Common Stock
					  $    2,440             $          0
Conversion of Accounts Payable to Notes Payable
					  $   93,730             $          0
Stock issued for services
					  $  820,850             $          0
Write-off of Investment in Garra Joint Venture and
Garra Receivables
					    $262,425                     $  0
Writedown of StoreChoice.com Assets         $ 79,200                     $  0

The accompanying notes are an integral part of this financial statement

See Accountants Review Report



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE TANTIVY GROUP, INC. (FORMERLY DIGITAL BRIDGE, INC.) AND SUBSIDIARIES MARCH 31, 2002


NOTE 1 - NATURE OF OPERATIONS

The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) (the Company) is a corporation, located in Phoenix, Arizona, organized under the laws of the State of Nevada for the purpose of providing management, sales, distribution, marketing, and technology services. The Company has historically provided primarily Internet and Web based technology related services.

	Segment Data:
	----------------

	Entertainment
	----------------
On November 8, 2001 the Company formed a wholly owned subsidiary, Tantivy Entertainment, Inc. ("Entertainment") for the purpose of capitalizing on under valued catalogs, artists' productions, and venue opportunities. Entertainment previously signed an agreement with 3G Entertainment LLC giving it the exclusive distribution rights to music recorded by the Boys Choir of Harlem. 3G Entertainment LLC terminated this agreement in the 3rd quarter of the fiscal year that began July 1, 2001, pursuant to the terms of the agreement. Entertainment has not generated any revenue and does not anticipate generating any revenue from these distribution rights in the near future.

	Nutritional Supplements
	----------------------------
The Company is in the process of forming a wholly owned subsidiary called Tantivy Sciences, Inc. ("Sciences") through which it plans to enter the nutritional supplement market. In January 2002, the Company entered into a licensing agreement with V-Tech, LLC granting exclusive rights to manufacture and distribute a specific smoking cessation product. The agreement is for a five-year term with automatic annual renewals and requires the Company to pay royalties to V-Tech, LLC in the amount of 20% of gross revenues from product sales, with a minimum payment of $35,000 each quarter. The Company has failed to make this minimum payment, therefore V-Tech has the option to terminate this agreement. Sciences has generated minimal revenue and does not anticipate generating any revenue pertaining to this product in the near future.

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

In September 2000 the Company acquired a wholly owned subsidiary, Online Television Network Services, Inc. (OTVnet), a California corporation established in 1997. OTVnet creates and sells online administration and communication tools to labor unions and their associated benefits trust organizations. In January 2002, the Company executed an Asset Purchase Agreement for the sale of OTVnet's assets and customer files and other technology related assets of the Company to Neterprises, Inc., an unrelated party. This Agreement was further amended on April 26, 2002. Under the terms of the Amended Agreement, Neterprises, Inc. was scheduled to make a $10,000 payment upon the execution of the Amended Agreement, which has been received, and additional payments of $60,000, $70,000 and $70,000 on May 25, 2002, June 25, 2002, and July 25, 2002, respectively. Upon receipt of all the aforementioned payments, Neterprises, Inc. will have all rights to the Company's technology. Until such time the Company retains ownership of such, but Neterprises, Inc. has a license to use the technology. The Company will retain a license for the technology products it has developed to use for internal purposes. As of March 31, 2002, the outstanding balance on the purchase price is $212,500, and is included in with the other receivables on the balance sheet.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               a.   Basis of Presentation:
                    -----------------------------
The condensed consolidated financial statements of The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) and Subsidiaries included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB, and other reports filed with the SEC.

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

On March 27, 2002, the Company amended its Articles of Incorporation to change its name from Digital Bridge, Inc. to The Tantivy Group, Inc.

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

		d.   Allowance for Doubtful Accounts:
                    --------------------------------------
The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $22,480 the period ended March 31, 2002.

               e.   Depreciation:
                    ------------------
Fixed assets are recorded at cost. Property and equipment is depreciated on a straight-line basis over estimated useful lives ranging from three to seven years. Maintenance and repairs are charged to expense. The cost of assets retired or disposed of and their related accumulated depreciation are removed from the accounts.

               f.   Long-Lived Assets:
                    ------------------------------
The Company has long-lived assets that are reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. In performing the review of recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition in determining their fair value. When required, impairment losses on assets to be held and used are recognized based on the difference between the fair value and the carrying amount of the assets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

During the three-month period ended March 31, 2002, the StoreChoice.com assets were deemed to be impaired due to inactivity, lack of anticipated future cash flows, and declined fair value. Accordingly, the assets were written down to their fair value of $-0-. The impairment loss of $79,200 was charged to operations during the three-month period ended March 31, 2002.

               g.   Revenue Recognition:
                    ------------------------------
The Company records revenue as earned, ratably over the term of its contracts, based on agreed upon prices for website development, website hosting and management services rendered. Contracts are typically for a one-year term. Revenue on work in process is recognized in the period in which it is reasonably expected to be collected. Revenue on products sold is recognized upon delivery of the product to the purchaser.

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

NOTE 3 - FURNITURE AND EQUIPMENT

Fixed Assets, at cost, is summarized as follows as of March 31, 2002:

                                                    		03/31/02

                    Office equipment               $    	  361,982
                    Furniture and fixtures                	   76,944
	      	    Leasehold Improvements           		    8,782
                    ---------------------------------------------------
                                                                  447,708
                    Less accumulated depreciation    		 (301,921)
                    ----------------------------------------------------
                                                            $     145,787
                    			   ===============================

Depreciation expense amounted to $73,516 for the nine month period ended March 31, 2002.


NOTE 4 - LEASE COMMITMENTS:

As of March 31, 2002 the Company was leasing office space in one location under an operating lease agreement. The term of the agreement is three years commencing August 1, 2000 with monthly rental payments of $5,567 and 10.9% share of the building operating expenses. Rent expense was $78,986 and $209,336 for the nine-month periods ended March 31, 2002 and 2001, respectively, and is included in Office Expense on the Consolidated Statements of Operations.


NOTE 5 - NOTES PAYABLE:

                    Notes payable consisted of the following at March 31 2002:

                  i) A $100,000 note payable, of which the remaining balance is $67,116, to a non-related entity with interest accruing at a rate of 12% per annum. The note was originally due on January 16, 2001. Along with the Note, the note holder received 30,000 warrants to purchase the Company's common stock at an exercise price of $.59 per share. The company is presently in repayment negotiations with the note holder, which will include an additional 30,000 warrants to purchase the Company's common stock at an exercise price of $.05 per share.

                  ii) Notes payable to John Flanders, Sr., for $15,000 with interest at 18%. Mr. Flanders is the Senior Vice President of Finance of the Company and the father of the Company's CEO. There are no specified repayment terms for the note.

	iii) A line of credit, payable on demand, in the amount of $8,493 due to Wells Fargo bank, with interest at 9.32%.

	iv) A line of credit, payable on demand, in the amount of $18,658 due to Bank of America, with interest at 11.25%.

	v) A note payable to Standard Funding, in the amount of $2,475 for the payment of insurance premiums with interest at 20%



NOTE 6 - CAPITALIZED LEASES

As of March 31, 2002, the Company had capitalized leases obligations of $54,763. These leases bear interest at rates ranging from 11% to 17% per annum. The leases expire between November 30, 2001 and October 31, 2002. The related equipment has been capitalized and reflected in furniture and equipment as of March 31, 2002.

NOTE 7 - AUTHORIZATION FOR REVERSE STOCK SPLIT:

On March 27, 2002, the Company's Board of Directors authorized a 1 for 20 reverse stock split. All share and per share information included in the accompanying financial statements and notes have been adjusted to give retroactive effect to the reverse stock split.

NOTE 8 - LEGAL SETTLEMENT:

During the three-month period ended March 31, 2002, the Company reached a settlement with GlobalNet Financial.com, Inc., who had filed claims against the Company for breach of contract. Pursuant to the settlement, the Company issued 500,000 shares of common stock for settlement of the claims. The fair market value of the shares on the date of issuance totaled $25,000, and was charged to operations during the three-month period ended March 31, 2002.

NOTE 9 - RELATED PARTY TRANSACTIONS:

The Company's wholly owned subsidiary, Tantivy Entertainment, Inc. previously entered into a distribution agreement with 3G Entertainment LLC for the distribution of two CD's recorded by the Boys Choir of Harlem. 3G Entertainment is owned by a former Executive of Tantivy Entertainment, Inc. and Arverne Associates, Inc., a company owned by certain officers of The Tantivy Group, Inc. This Agreement has been terminated pursuant to the terms of the Agreement.


NOTE 10 - CONTINGENCIES:

The Company has not generated sufficient revenues to achieve profitability and has incurred net losses since inception. The Company is presently in negotiations with numerous entities regarding an equity investment in either the Company or one of its subsidiaries and is exploring financing opportunities.
The Company is also planning to expand the nature of its operations by marketing and distributing entertainment related products. The Company's ability to continue as a going concern is dependent upon achieving profitable operations, attaining new customers, and raising additional equity capital or financing.
The outcome of these matters cannot be predicted at this time. These financial statements do not include any adjustments that might be necessary as a result of this uncertainty.





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

On February 14, 2000, BSM changed its name to "Digital Bridge, Inc." On March 27, 2002, the Company changed its name to "The Tantivy Group, Inc." For the purposes of this Quarterly Report on Form 10-QSB, the Company may be referred to as "Tantivy", we, us or the Company.

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

In June of 2001, We acquired the assets of Store Choice Corp including its website StoreChoice.com. StoreChoice.com is a Website that aggregates merchandise from a variety of retailers. The assets were reviewed for impairment and in March of 2002 were written down to their fair value of $-0-due to inactivity, lack of anticipated future cash flows, and declined fair value.

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

In November, 2001 the Company formed a wholly owned subsidiary, Tantivy Entertainment, Inc. ("Entertainment") and expanded its operations into the entertainment business. Entertainment has signed an agreement giving it the exclusive distribution rights to music recorded by the Emmy Award winning Boys Choir of Harlem. Due to the resignation of Entertainment's Managing Director, this Agreement has been terminated pursuant to the terms of that Agreement. The Company has also signed an agreement giving the Company the exclusive rights to market the Techno Boxeo Basic Video recording and the Techno Boxeo Advanced video recording, featuring Felicia Mercado. The Company has not generated any revenue from this venture and does not anticipate generating any revenue in the near future.

The Company was in the process of forming a wholly owned subsidiary, Tantivy Sciences, Inc., through which it planed to enter the $49 billion nutritional supplement market. In January, 2002 the Company entered into a licensing agreement with V-Tech LLC, which gives the Company the exclusive license to distribute a smoking cessation product called "Natural Smokeless". The agreement is for a five-year term with automatic annual renewals and requires the Company to pay royalties to V-Tech, LLC in the amount of 20% of gross revenues from product sales, with a minimum payment of $35,000 each quarter. The Company has failed to make this minimum payment, therefore V-Tech has the option to terminate this agreement. Sciences has generated minimal revenue and does not anticipate generating any revenue pertaining to this product in the near future.

On March 27, 2002, the Company changed its name to The Tantivy Group, Inc. and also effectuated a 1-20 reverse stock split.


We also provided Internet technology solutions through the business model known as "Venture Technology," in which we provided human capital in the form of a total and instant IT infrastructure in exchange for management fees and equity participation. With Venture Technology, we served our clients as a management consultant, Internet strategy consultant, interactive marketing agency, and technology developer, all seamlessly integrated into a cohesive unit. In January 2002, the Company executed an Asset Purchase Agreement for the sale of OTVnet's assets and customer files and other technology related assets of the Company This Agreement was further amended on April 26, 2002. Under the terms of the Agreement the Buyer of the technology was scheduled to make a $10,000 payment upon the execution of the Agreement, which has been received and payments of $60,000, $70,000 and $70,000 on May 25, June 25 and July 25. Upon receipt of all the aforementioned payments, the Buyer will have all rights to the Company's technology. Until such time the Company retains ownership of such, but the Buyer has a license to use the technology. The Company will retain a license for the technology products it has developed to use for internal purposes.

The Company was an "International Business Architect," which provides management, sales, distribution, marketing, and Internet enterprise solutions through a suite of proprietary applications and professional services.

The Company has operated through three separate but complementary lines of business. Each line of business had a distinct core focus and market niche, and attempted to utilize the technologies and business models developed by us to maximize revenues within its respective niche. Upon the completion of the aforementioned technology sale, the Company presently has no active businesses to manage. On May 10, 2002 the Company's subsidiary OTVnet entered into a Letter of Intent to merge with CyberCoaches, Inc. In such transaction, the Company will issue to the stockholders of CyberCoaches, 90% of the stock it owns in OTVnet. CyberCoaches is a new entity which markets professional level coaching to entry level and experienced athletes of all ages by Coaches of top named players in professional sports. CyberCoaches is in the business of providing coaching from famous coaches or coaches that are affiliated with players that are household names. The coaching or lessons will be individualized to the specific student using state of the art coaching software and cutting edge digital media. CyberCoaches is partnering with major sports associations and brand name companies to drive consumers to take lessons with CyberCoaches. CyberCoaches consists of three main components: a communications based and information rich curriculum, a fully interactive staff of professional coaches in various sports with access to top of the line technology, and a marketing component that will drive clients to take lessons from the top professional coaches in the business. The Company is also actively seeking other new businesses to operate.




RESULTS OF OPERATIONS

REVENUES

Total revenues for the nine months ended March 31, 2002 totaled $75,941. This was a decrease of approximately 95% from the prior year. Such decrease was mainly the result of Company leaving the web development business and attempting to expand its operations into the nutritional supplement and entertainment markets.

COST OF SALES

Costs of sales for the nine-month periods ended March 31, 2002 and 2001 was $183,410 and $821,094. This was a decrease of approximately 78% and was due to the company leaving the Web development business.

OPERATING  EXPENSES

Salaries and Benefits consist of compensation and related expenses for personnel. The Company expects these costs to continue to decrease in absolute dollars in future periods so as to enhance profitability. Salaries and benefit costs decreased approximately 61% from $1,568,112 for the nine months ended March 31, 2001 to $571,556 for the none months ended March 31,2002 as a result of the cost cutting described above and the transition into other lines of business.

Professional Fees consist of legal, accounting and consulting fees incurred by the Company. Professional fees totaled $189,555 for the nine-month period ended March 31, 2002 and $292,224 for the nine months ended March 31, 2001. The higher fees in the prior year were due to the additional legal and accounting services provided for the merger and acquisition transactions that took place.

Office and Other Expenses for the nine-month period ended March 31, 2002 was $123,324, an 83% decrease from the nine-month period ended March 31, 2001. This was the result of the consolidation of offices and other cost cutting implemented during the quarter.

Bad Debt expense for the nine-month periods ended March 31, 2002 and 2001 was $295,403 and $177,174, respectively. The increase is primarily due to the dissolution of the Joint Venture, Garra Sciences, Inc. and the write off of the related net assets.

Marketing and Public Relations Expenses for the nine-month period ended March 31, 2002 was $713,010 a huge increase from the nine-month period ended March 31, 2001. This was the result of the Company attempting to publicize its new ventures and products.

Depreciation is calculated on a straight-line basis with assets recorded at cost and depreciated with a life of three to and seven years. Depreciation expense for the nine-month period ended March 31, 2002 was $73,516 and $97,109 for the nine-month period ended March 31, 2001.


ITEM  3 INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forward as of March, 2002 is approximately $5,768,007. These carry-forwards will be available to offset future taxable income and expire beginning in 2019. Deferred income tax assets arising from such loss carry forwards have been fully reserved as of March 31, 2002.

ITEM 4 STOCK INCENTIVE PLAN

The Company has drafted a stock incentive plan for directors, officers, employees and consultants of the Company and affiliated companies, which provides for nonqualified and incentive stock options. The maximum number of shares of common stock reserved and available for issuance under this plan is nine million. As of March 31, 2002, 167,500 options were outstanding.

The fair market value of the above options was determined by using a Black Scholes option-pricing model. The calculated fair value at the dates of the grants was zero, and therefore has no impact on earnings or earnings per share.

The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for the stock incentive plan, recognizing compensation expense to the extent of the difference between the fair value of the underlying stock at the measurement date less the amount the employee is required to pay. There were no charges to compensation expense during the period ended March 31, 2002.

An alternative method of accounting for stock options is Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and compensation cost is recognized ratably over the vesting period. Had the Company followed SFAS 123, no significant adjustment would have been made to the statement of operations during the period ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $344,859 for the nine months ended March 31, 2002 and $1,898,424 for the nine-month period ended March 31, 2001.

Net cash provided by financing activities was $340,546 for the nine months ended March 31, 2002. The majority of this was from the exercise of options.

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

ABILITY TO RAISE CAPITAL

We currently are attempting to raise additional capital during the remainder of the fiscal and calendar year. We expect to use the proceeds from any such capital raising transactions for general corporate purposes, including working capital. A portion of the proceeds will also be used for the acquisition of businesses or assets. If we do not successfully address the need to raise capital, our ability to continue to conduct business would be seriously harmed.

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

As a result of our recent asset sales, we intend to further develop and expand our combined businesses. In order to accomplish these goals, we will need to implement enhanced operational and financial systems and will likely require additional management, operational and financial resources. We cannot assure you that the combined companies will successfully implement and maintain such operational and financial systems or successfully obtain, integrate and utilize the management, operational and financial resources necessary to manage a developing and expanding business in an evolving and increasingly competitive industry. Failure to implement such systems successfully or use such resources effectively could have a material adverse effect on the combined companies' business, financial condition or results of operations.

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

OUR SUCCESS DEPENDS ON ATTRACTING AND RETAINING KEY PERSONNEL.

The successful development, marketing and design of our products and services will depend upon the skills and efforts of a small group of management personnel, including John C. Flanders, Jr., our Chief Executive Officer and Scott M. Manson, our President and Chief Financial Officer. Substantially all of the Company's employees are employed "at will." None of the key management employees has a long-term employment contract with the Company and there can be no assurance that such individuals will remain with the Company. The failure of such key personnel to continue to be active in management could have a material adverse effect on the Company.

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

Subsequent Events.

During April, 2002 Tantivy Entertainment received notification of the termination of its distribution agreement with 3G Entertainment.

In April, 2002 the Company received notification that Neterprises, Inc. shareholders had failed to approve the Company's merger with Neterprises.

In April, 2002 The Company amended it's agreement with Neterprises, Inc. to sell all of its technology assets along with the technology assets of OTVnet and OTVnet's customer files to Neterprises.

In May, 2002 The Company received notification that Seth Heyman was resigning as an officer and Director of the Company.

In May, 2002 the Company signed a Letter of Intent to merge its OTVnet subsidiary with CyberCoaches, Inc.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently a party to the following lawsuits:

a)	Ocean Internet Marketing Group. Inc. v Digital Bridge, Inc. filed in the
East Phoenix Justice Court # 1. The plaintiff is seeking damages in the amount of $6,800 plus pre-judgment interest, attorney's fees and court costs for breach of contract for services allegedly supplied to N2Plus prior to their purchase by us. We have filed an answer and counterclaims in the suit and we intend to vigorously contest it. On January 16, 2002 a judgment was entered against the Company in the amount of $6,800 plus interest and legal fees. The company filed a motion to vacate such judgment which was denied. The Company is in discussions with Plaintiff about making arrangements to pay such judgment and the amount of $6,800 has been accrued in the financial statements.
b)	David G. Friedman v Digital Bridge, Inc. filed in the Superior Court of
Arizona, County of Maricopa. Plaintiff is seeking damages in the amount of $53,494 plus attorney's fees. Plaintiff alleges that the Defendant has failed to pay wages due and owing to Plaintiff along with the statutory penalty. We intend to file an answer and counterclaims in the suit and we intend to vigorously contest it. The Company has settled this lawsuit for amounts between $12,000 and $16,000 dependent on which payment plan the Company chooses. Settlement of this lawsuit has been accrued in the financial statements.
c)	Digital Bridge, Inc. v S & W Consulting, Inc. et al filed in the United
States District Court, District of Phoenix. We are asking for unspecified damages for breach of contract, fraud et. al. arising out of a block stock purchase that Defendants did not pay for in full. Defendants have filed an answer and counterclaims in the suit, which we intend to vigorously contest. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties.
d)	Creditors Adjustment Bureau, Inc., v Digital Bridge, Inc. filed in
Superior Court of California, County of Los Angeles The plaintiff, as assignee. is seeking damages in the amount of approximately $32,000 plus pre-judgment interest, attorney's fees and court costs for breach of contract for legal services allegedly supplied to Digital Bridge, Inc. by the Law Firm of Arter & Hadden. We plan to file an answer and counterclaims in the suit and we intend to vigorously contest it. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties.


Item 2.  Changes in Securities

         The company effectuated a 1-20 reverse stock split on March 27, 2002

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders


	None


Item 5. Other Information

         None


Item  6.  Exhibits and Reports on Form 8-K.

On April 4, 2002, the Company filed an 8-K announcing that effective March 27, 2002 it had changed its name to The Tantivy Group, Inc., had changed its ticker symbol to TTVY, that the company was undergoing a 1-20 reverse stock split and that the Company had signed a definitive merger agreement in which Tantivy will acquire 100 % of the outstanding common stock of Neterprises, Inc., a Pennsylvania corporation ("Neterprises"), in a merger transaction pursuant to which Tantivy will be the surviving entity.

On May 3, 2002 the Company filed an 8-K announcing that on April 30, 2002 we were notified that a majority of the Shareholders of Neterprises voted not to complete the above mention merger transaction and also that On April 29, 2002 the Company and Neterprises executed an amendment to the Asset Purchase Agreement dated February 24, 2002 in which Neterprises agreed to purchase from Tantivy substantially all of Tantivy's technology assets.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DIGITAL BRIDGE, INC.



                                    /s/ John C.  Flanders, Jr.
                                   ------------------------------
                                   By:  John  C.  Flanders, Jr.
                                   Its:  Chief Executive Officer
                                   Date:  May 14, 2002

                                    /s/ Scott M. Manson
                                   ------------------------------
                                   By:  Scott M. Manson
                                   Its:  President, Chief Financial
                                         Officer and Chief Accounting Officer
                                   Date:  May 14, 2002