Form 10KSB
period 2002-06-30
DIGITAL BRIDGE INC
filed 2002-11-18
CIK 1090052

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
----------------------------------
FORM 10KSB
----------------------------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2002.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-26755

THE TANTIVY GROUP, INC.
(Name of Small Business Issuer in its Charter)

Nevada                                           88-0417771
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)		 Identification Number)

3300 Inverrary Boulevard, Lauderhill, FL		 33319
(Address of Principal Executive Offices)                (Zip Code)

(954) 714-1040
(Issuer's Telephone Number, Including Area Code)

21436 North 20th Avenue
Phoenix, AZ 85027
(Former Address)

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

Yes [x]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

The Issuer's revenue for the fiscal year ended June 30, 2002, was $95,598.

The aggregate market value of the common equity held by non-affiliates of the Registrant based on the closing price on the Over-the-Counter Bulletin Board of the common stock on November 15, 2002, was $4,931,165. This is after taking into account the 1-5 reverse split approved by the Shareholders but not yet effectuated and the issuance of 50,000,000 post split shares to the shareholders of Pacific Rocky Mountain, Inc. Directors, Officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

The number of shares outstanding of the Issuer's Common Stock as of November 15, 2002, was 51,285,116. This is after taking into account the 1-5 reverse split approved by the Shareholders but not yet effectuated and the issuance of 50,000,000 post split shares to the shareholders of Pacific Rocky Mountain, Inc.'s Directors.

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



                                     PART I

ITEM 1.  BUSINESS

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements, including (without limitation) statements concerning possible or assumed future results of operations of the Company and those preceded by, followed by or that include the words "believes," "could," "expects," "anticipates," or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that various events could cause those results to differ materially from those expressed in such forward-looking statements: materially adverse changes in economic conditions in the markets served by the company, failure to realize fully expected cost savings from the mergers and acquisitions described herein; the ability to enter, the timing of entry and the profitability of entering new markets; greater than expected costs or difficulties related to the integration of the businesses of the Company and the businesses it is acquiring, as described herein; and other risks and uncertainties as may be detailed from time to time in the Company's public announcements and SEC filings.

THE COMPANY

History
---------

The Company was incorporated in Nevada on July 10, 1996, under the name of "Black Stallion Management, Inc."("BSM"). From July 10, 1996, until January 21, 2000, BSM had been inactive and had no significant operations. On January 21, 2000, BSM entered into a Reorganization and Stock Purchase Agreement ("Purchase Agreement") with a company named Digital Bridge, Inc., pursuant to which BSM acquired 100% of the issued and outstanding common stock of Digital Bridge, Inc. The closing of the Purchase Agreement transaction occurred on January 31, 2000, and resulted in Digital Bridge, Inc. becoming a wholly owned subsidiary of BSM.

On February 14, 2000, BSM changed its name to "Digital Bridge, Inc." For the purposes of this Annual Report on Form 10-KSB, the Company may be referred to as "Digital", "Tantivy", we, us or the Company.

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

In May of 2001, the Company announced the establishment of its DB Capital Management, Inc. and DB Technologies, Inc. subsidiaries. These subsidiaries were subsequently renamed Tantivy Sciences, Inc and Tantivy Technologies, Inc. respectively.

In June of 2001, We acquired the assets of Store Choice Corp including its website StoreChoice.com. StoreChoice.com was a Website that aggregates merchandise from a variety of retailers. The StoreChoice.com website was subsequently shut down.

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

In November, 2001 the Company formed a wholly owned subsidiary, Tantivy Entertainment, Inc. ("Entertainment") and expanded its operations into the entertainment business. Entertainment had signed an agreement giving it the exclusive distribution rights to music recorded by the Emmy Award winning Boys Choir of Harlem. Due to the resignation of Entertainment's Managing Director, this Agreement has been terminated pursuant to the terms of that Agreement. The Company had also signed an agreement giving the Company the exclusive rights to market the Techno Boxeo Basic Video recording and the Techno Boxeo Advanced video recording, featuring Felicia Mercado. The Company has not generated any revenue from this venture and does not anticipate generating any revenue in the near future.

The Company was in the process of forming a wholly owned subsidiary, Tantivy Sciences, Inc., through which it planned to enter the $49 billion nutritional supplement market. In January, 2002 the Company entered into a licensing agreement with V-Tech LLC, which gave the Company the exclusive license to distribute a smoking cessation product called "Natural Smokeless". The Company has failed to make the minimum payment due under the agreement and, therefore V-Tech terminated this agreement.

On March 27, 2002, the Company changed its name to The Tantivy Group, Inc. and also effectuated a 1-20 reverse stock split. The Company's stock symbol also was changed to TTVY.

In January 2002, the Company executed an Asset Purchase Agreement for the sale of OTVnet's assets and customer files and other technology-related assets of the Company with Neterprises, Inc. This Agreement was further amended on April 26, 2002. Under the terms of the Agreement the Buyer of the technology was scheduled to make a $10,000 payment upon the execution of the Agreement, which was received and payments of $60,000, $70,000 and $70,000 on May 25, June 25 and July 25. The buyer thereafter only made payments of $8,000 in June and $17,000 in July and therefore defaulted on the agreement. The Company has recovered all of the assets sold pursuant to the Agreement. Neterprises has since ceased operations and the unpaid balance has been written off.

During July 2, 2002, the Company announced that the Company's Board of Directors and a majority of the Company's shareholders had approved the Company effectuating a 1-5 reverse stock split and also approved the Company entering into a merger with Inform Media Group, Inc.

On September 27, 2002 the Company and Inform terminated the aforementioned merger and the Company entered into an asset purchase agreement with Pacific Rocky Mountain, Inc., (PRM) in which the Company acquired all of the assets and assumed all of the liabilities of Pacific Rocky Mountain in exchange for fifty million (50,000,000) shares of the Company's Common Stock, after the effectuation of the aforementioned 1-5 reverse spilt giving the shareholders of Pacific Rocky Mountain ownership of approximately 98% of the Company's Common Stock. Subsequent to the agreement, the Officers and Directors of the Company resigned and were replaced by eight new Directors, who subsequently appointed new officers. As of the date of this filing, the 1-5 reverse split has not yet been effectuated and consequently the Company has yet to issue the shares to the PRM shareholders.

Pacific Rocky Mountain, Inc. ("PRM"), is a development stage company that was founded for the purpose of developing certain recorded claims and acreage situated in central Colorado and California. PRM plans to continue extraction, smelting, casting and refining of the precious and strategic metals identified in the aforementioned acreage. Such minerals include Gold, Silver, Platinum, Scandium and Rhodium.

Employees
---------------

As of November 15, 2002, we had 3 employees, none of whom are represented by a union. We believe our relations with our employees are good.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company has mining claims on the following real property:

1.	The "Kelly Mine" located in Hayfork, California.  This consists of eleven twenty-acre claims along with two five-acre mill sites.
2.	The "J & J Mine" located in Hayfork, California.  This consists of two twenty acre claims


  We are currently leasing the office space described below:

1.	Approximately 8,500 square feet at 21436 North 20th Avenue, Phoenix,
Arizona, pursuant to a 36-month operating lease initiated in July 2000. As of November 15, 2002, nine (9) months remain on the lease with monthly rent of approximately $5,500 plus Lessee's share of operating expenses. Effective November 1, 2002, the Company has abandoned these premises. The Company is in negotiations with the Landlord regarding the unexpired lease term.

ITEM  3.  LEGAL  PROCEEDINGS

     We are currently a party to the following lawsuits:

a)	Digital Bridge, Inc. v S & W Consulting, Inc. et al filed February, 2002 in the United States District Court, District of Phoenix. We are asking for unspecified damages for breach of contract, fraud et. al. arising out of a block stock purchase that Defendants did not pay for in full. Defendants have filed an answer and counterclaims in the suit, which we intend to vigorously contest. Our claim has recently been dismissed without prejudice due to the Company's lack of legal counsel. The Company is in the process of obtaining legal counsel so to refile its complaint. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties.

b)	Creditors Adjustment Bureau, Inc., v Digital Bridge, Inc. filed April,
2002 in Superior Court of California, County of Los Angeles. The plaintiff, as assignee, is seeking damages in the amount of approximately $32,000 plus pre-judgment interest, attorney's fees and court costs for breach of contract for legal services allegedly supplied to Digital Bridge, Inc. by the Law Firm of Arter & Hadden. We have not filed an answer in the suit. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Substantially the entire amount claimed in this lawsuit has been accrued in the financial statements.

c)	Bowne of Phoenix, Inc. v. Digital Bridge, Inc. filed October, 2001 in
Superior Court of Arizona, County of Maricopa. The plaintiff, is seeking damages in the amount of approximately $7,000 plus pre-judgment interest, attorney's fees and court costs for breach of contract for services allegedly supplied to the Company. We have filed an answer in the suit and we intend to vigorously contest it. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. The Company has signed a stipulation of judgement in this matter calling for the Company to pay approximately $12,000 on or before December 17, 2002. Substantially the entire amount claimed in this lawsuit has been accrued in the financial statements.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 2, 2002, the holders of more than a majority of the Company's Common Stock approved by written consent the following:

The approval of a 1-5 reverse stock split
The approval of the Company's proposed merger with Inform Online, Inc.

On March 5, 2002, the holders of more than a majority of the Company's Common Stock approved by written consent the following:

The approval of a 1-20 reverse stock split
The Changing of the Company's name from Digital Bridge, Inc to The Tantivy Group, Inc.

Under Nevada law, no meeting of the stockholders was required to approve the above actions if a majority of the shares of Tantivy Stock were voted in favor of the above actions. However, Tantivy did provide its stockholders with an Information Statement on Schedule 14C concerning such actions.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Market  Information
-------------------

     On February 11, 2000, The Company's Stock began trading on the Over-the-Counter Bulletin Board regulated by the National Association of Securities Dealers, Inc. and trades under the symbol "DGBI". The symbol was subsequently changed on March 27, 2002 to "TTVY". The table set forth below presents the high and low bid prices of Tantivy Stock for the periods indicated. However, since the Tantivy Stock is traded on the Over-the-Counter Bulletin Board, the following prices may reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. The prices listed below have been adjusted to both reflect the 1-20 reverse split the Company effectuated on March 27, 2002. And a 1-5 reverse split approved on July 2, 2002 that has not been effectuated yet.

     Common  Stock                   		 High              	 Low
     --------------------     			 ---			 ---
     Quarter Ended September 30, 2000		$271.88                $53.12

     Quarter Ended December 31, 2000           	$181.25	               $12.50

     Quarter Ended March 31, 2001               $ 18.750               $6.250

     Quarter Ended June 30, 2001                $  38.00	       $7.81

     Quarter Ended September 30, 2001		$  59.90              $  6.00

     Quarter Ended December 31, 2001           $  16.50	               $ 4.60

     Quarter Ended March 31, 2002               $ 15.90                 $ 1.00

     Quarter Ended June 30, 2002               $   3.50 		$   .15

     On November 13, 2002, the closing price of the Tantivy Stock was $.30 after taking into account the proposed 1-5 reverse split.

Holders
------------------------------------------

As of November 15, 2002, there were approximately 110 holders of record and 100 beneficial holders of Tantivy Stock.

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

Overview
------------

We had provided Internet technology solutions through the business model known as "Venture Technology," in which we provided human capital in the form of a total and instant IT infrastructure in exchange for management fees and equity participation. With Venture Technology, we served our clients as a management consultant, Internet strategy consultant, interactive marketing agency, and technology developer, all seamlessly integrated into a cohesive unit. In January 2002, the Company executed an Asset Purchase Agreement for the sale of OTVnet's assets and customer files and other technology-related assets of the Company with Neterprises, Inc. This Agreement was further amended on April 26, 2002. Under the terms of the Agreement the Buyer of the technology was scheduled to make a $10,000 payment upon the execution of the Agreement, which was received and payments of $60,000, $70,000 and $70,000 on May 25, June 25 and July 25. The buyer thereafter only made payments of $8,000 in June and $17,000 in July and therefore defaulted on the agreement. The Company has recovered all of the assets sold pursuant to the Agreement. Neterprises has since ceased operations and the unpaid balance has been written off.

During July 2, 2002, the Company announced that that the Company's Board of Directors and a majority of the Company's shareholders had approved the Company effectuating a 1-5 reverse stock split and also approved the Company entering into a merger with Inform Media Group, Inc.

On September 27, 2002 the Company and Inform terminated the aforementioned merger and the Company entered into an asset purchase agreement with Pacific Rocky Mountain, Inc., in which the Company acquired all of the assets and assumed all of the liabilities of Pacific Rocky Mountain in exchange for fifty million (50,000,000) shares of the Company's Common Stock, after the effectuation of the aforementioned 1-5 reverse spilt giving the shareholders of Pacific Rocky Mountain ownership of approximately 98% of the Company's Common Stock. Subsequent to the agreement, the Officers and Directors of the Company resigned and were replaced by eight new Directors, who subsequently appointed new officers. The Company has yet to effectuate the 1-5 reverse split and consequently has not yet issued the aforementioned shares to PRM's shareholders. The company anticipates that both such acts will be accomplished in December, 2002.

Pacific Rocky Mountain, Inc. ("PRM"), is a development stage company that was founded for the purpose of developing certain recorded claims and acreage situated in central Colorado and California. PRM plans to continue extraction, smelting, casting and refining of the precious and strategic metals identified in the aforementioned acreage. Such minerals include Gold, Silver, Platinum, Scandium and Rhodium.

Results of Operations
-----------------------------

Revenues
-----------

     Total revenues for the year ended June 30, 2002 was $95,598 and $2,217,191 for the year ended June 30, 2001. This was a decrease of approximately 96%. This was due to us phasing out our venture technology business.

Cost  of  Sales
------------------

     Cost of sales includes salary allocation of technical personnel for time spent on web site development, design and implementation. Employees' time is tracked internally and expensed against client projects. Other costs of sales include the gross cost for web hosting services and maintenance. Costs of sales for the year ended June 30, 2002 was $121,754 and $872,577 for the year ended June 30, 2001. Our cost of sales decreased due to us phasing out our venture technology business.

Operating  Expenses
-------------------------

     a. Salaries and Benefits consist of compensation and related expenses for personnel. Salaries and benefits for the year ended June 30, 2002 were $762,544 and $2,811,656 for the year ended June 30, 2001. The Company in the last twelve months has reduced its staff from approximately twelve employees to two.

     b. Professional Fees consists of legal and accounting fees. Professional fees were $37,405 for the year ended June 30, 2002 and $353,083 for the year ended June 30, 2001. The decrease was due to the Company doing the bulk of its legal work in-house and the lack of any major acquisitions during the fiscal year.

     c. Office and Other Expenses for the year ended June 30, 2002 were $257,993 and $973,450 for the year ended June 30, 2001. The decrease was due to the diminution of the Company's previous businesses

     d.	  Depreciation is calculated on a straight-line basis with assets recordedat cost and depreciated over a span of three to seven years. Depreciation decreased for year ending June 30, 2002 to $88,628 from $115,827 the year before.

Interest Expense
-------------------

	Interest Expense for the year ended June 30, 2002 was $121,491 compared to $31,679 for the year ended June 30, 2001. The increase was due to the Company being forced to borrow money due to operating losses.

Gain (Loss) on Sale of Assets
---------------------------

	Gain on sale of assets for the year ended June 30, 2002 was $74,960 compared to a loss of $25,109 for the year ended June 30, 2001. This was the result of the cash the Company received on the sale of assets that were subsequently recovered.

Impairment Losses
-------------------------

	During the fiscal year the Company wrote down the remaining investment of $79,200 in StoreChoice.com. On June 15, 2001, Tantivy Bridge entered into an asset purchase agreement with StoreChoice.com (StoreChoice) whereby the Company acquired all of the assets of StoreChoice.com. In consideration, Tantivy Bridge exchanged 244,000 shares of its Series C Preferred Stock for 2,000,000 shares of common stock of Tantivy Bridge held by StoreChoice. In addition, Tantivy Bridge forgave $505,000 of receivables owed to the Company by StoreChoice. The impairment loss of $505,000 resulted from the write-off of the receivable owed by StoreChoice. The impairment loss of $180,000 resulted from the write-off of the Company's investment in StoreChoice.com


Income Taxes
------------------

     No provision for federal and state income taxes has been recorded because we have incurred net operating losses since inception. As of June 30, 2002, we had available net operating loss carryforwards approximating $6,000,000. The federal carryforwards are available to offset future taxable income and expire beginning in fiscal 2019. Deferred income tax assets arising from such loss carryforwards have been fully reserved as of June 30, 2002 and 2001.

Liquidity  and  Capital  Resources
-----------------------------------------

Net cash used in operating activities was $474,159 for the twelve months ended June 30, 2002 as compared to 1,837,884 for the twelve months ended June 30, 2001.

Net cash used in investing activities was $123,312 for the twelve months ended June 30, 2001 of which all was used to purchase computer equipment and office furniture. For the twelve months ended June 30, 2002 net cash used in investing activities was ($409).

Net cash provided by financing activities was $394,810 for the twelve months ended June 30, 2002 primarily from the sale of common stock compared to $1,733,522 primarily from the sale of common stock.

Ability to Raise Capital
-------------------------------

Subsequent to the merger transaction with Pacific Rocky Mountain, Inc., we anticipate that our available cash resources combined with proceeds from capital raising transactions will be sufficient to meet anticipated working capital and capital expenditure requirements through the end of the fiscal year ending June 30, 2003. We currently are attempting to raise additional capital. We expect to use the proceeds from any such capital raising transactions to fund expansion, to increase marketing and sales efforts and to acquire complementary products and technology and for general corporate purposes, including working capital.
If we do not successfully address the need to raise capital, our ability to continue to conduct business would be seriously harmed.


Risk  Factors
-----------------

GOLD PRICE VOLATILITY

The cash flows and profitability of the Company's operations will be significantly affected by changes in the market price of gold. Market gold prices can fluctuate widely and are affected by numerous factors beyond our control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, gold sales by central banks, forward sales by producers, global or regional political or economic events, and production and cost levels in major gold-producing regions such as South Africa. In addition, the price of gold sometimes is subject to rapid short-term changes because of speculative activities. The current demand for and supply of gold affect gold prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new production from mining and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. As the amounts produced in any single year constitute a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant impact on the supply of gold or on its price. If revenue from gold sales falls for a substantial period below our cost of production at its operations, we could determine that it is not economically feasible to continue commercial production at any or all of its operations or to continue the development of some or all of its projects. The gold market generally is characterized by volatile prices.

IMPACT OF PRICE PROTECTION ACTIVITIES

The Company has contracted with another party to purchase all of our gold production at a fixed cost below the market price. Although this may protect us against not having a market for our production, it may also prevent full participation in subsequent increases in the market price for gold with respect to covered production.

PRODUCTION ESTIMATES

 Estimates of future production for particular properties for the Company as a whole are derived from annual mining plans prepared by us. Such plans have been developed based on, among other things, mining experience, reserve estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics) and estimated rates and cost of production. Actual production may vary from estimates for a variety of reasons, including risks and hazards of the types discussed, actual ore mined varying from estimates of grade and metallurgical and other characteristics, mining dilution, pitwall failures or cave-ins, strikes and other actions by labor at unionized locations, restrictions imposed by government agencies and other factors. Estimates of production from properties not yet in production or from operations that are to be expanded are based on similar factors (including, in some instances, feasibility reports prepared by company personnel and/or outside consultants) but, as such estimates do not have the benefit of actual experience, there is a greater likelihood that actual results will vary from the estimates.

ORE RESERVE ESTIMATES

The proven and probable reserve figures presented herein are estimates, and no assurance can be given that the indicated levels of recovery of gold and copper will be realized. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold and copper, as well as increased production costs or reduced recovery rates, could render our proven and probable gold and other reserves containing relatively lower grades of mineralization uneconomic to exploit and may ultimately result in a reduction of reserves.

 REGULATION, ENVIRONMENTAL RISKS AND UNPATENTED MINING CLAIMS

Domestic mining operations and exploration activities are subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. We may in the future be, subject to clean-up liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws which establish clean-up liability for the release of hazardous substances. At this time the Company has not made any provisions in its financial statements for clean-up costs, it cannot guarantee that such provisions will not be needed in the future. In the context of environmental permitting, including the approval of reclamation plans, We must comply with standards, existing laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with the compliance with such laws, regulations and permits could result in us not proceeding with the development of a project or the operation or further development of a mine. Amendments to current laws and regulations governing operations and activities of mining companies are actively considered from time to time and could have a material adverse impact on us. In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law"), which governs mining claims and related activities on U.S. federal lands. Although no such legislation has been adopted to date, there can be no assurances that such legislation will not be adopted in the future. If ever adopted, such legislation could, among other things, impose royalties on gold production from currently unpatented mining claims located on U.S. federal lands. If such legislation is ever adopted, it could reduce the amount of future exploration and development activity conducted by us on such U.S. federal lands. In addition, in 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on U.S. federal lands. In October 1994, a moratorium on the processing of new patent applications was approved. While such moratorium currently remains in effect, its future is unclear.

UNCERTAINTY OF DEVELOPMENT PROJECTS

Once gold mineralization is discovered, it may take several years until production is possible, during which time the economic feasibility of production may change. Development projects have no operating history upon which to base estimates of future cash operating costs. Particularly for development projects, estimates of proven and probable reserves and cash operating costs are, to a large extent, based upon the interpretation of geologic data obtained from drill holes and other sampling techniques, and feasibility studies which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the gold from the ore, comparable facility and equipment operating costs, anticipated climatic conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns may differ significantly from those currently estimated. It is not unusual in new mining operations to experience unexpected problems during the start-up phase. Delays often can occur in the commencement of production.

MINING RISKS AND RISK OF NONAVAILABILITY OF INSURANCE The business of gold mining is subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations or other geological or grade problems, encountering unanticipated ground or water conditions, cave-ins, pitwall failures, flooding, rock falls, periodic interruptions due to inclement or hazardous weather conditions or other unfavorable operating conditions and other acts of God and gold bullion losses. Such risks could result in damage to, or destruction of, mineral properties or producing facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. We maintain insurance against risks that are typical in the operation of its business and in amounts which it believes to be reasonable. Such insurance, however, contains exclusions and limitations on coverage. There can be no assurance that such insurance will continue to be available, will be available at economically acceptable premiums or will be adequate to cover any resulting liability.

WE HAVE A LIMITED OPERATING HISTORY AND HAVE MADE NO PROFITS SO FAR.

We have a limited operating history and have just entered into a new line of business. While we are generating revenues, we have not booked any profits so far.

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

OUR SUCCESS DEPENDS ON ATTRACTING AND RETAINING KEY PERSONNEL.

The successful development, of our products will depend upon the skills and efforts of a small group of management personnel, including James Logan, our Chief Executive Officer, Bill Yarno, our Corporate Counsel and Marvin Gibbons a Director and Consultant. Substantially all of the Company's employees are employed "at will." None of the key management employees has a long-term employment contract with the Company and there can be no assurance that such individuals will remain with the Company. The failure of such key personnel to continue to be active in management could have a material adverse effect on the Company.

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

WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL NEEDED TO OPERATE AND GROW OUR BUSINESS, THEREBY REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

Our capital requirements in connection with the development and expansion of our business have been and will continue to be substantial. We will require additional funds to mine and process our mineral reserves, acquire new reserves and to run our operations. We cannot assure you that we can obtain any significant additional financing on commercially attractive terms, in a timely fashion, in sufficient amounts or at all. If adequate funds are not available, we would have to scale back our operations, including mining and refining our reserves, all of which could cause us to lose both customers and market share and ultimately cease operations.


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

The Company has completed numerous acquisitions and has entered into joint ventures and has entered into and departed from new lines of business and expects to pursue additional acquisitions in the future as a key component of the Company's business strategy. There can be no assurance that attractive acquisition opportunities will be available to the Company, that the Company will be able to obtain financing for or otherwise consummate any future acquisitions or that any acquisitions which are consummated will prove to be successful. Moreover, acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company's other businesses, the diversion of management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. In addition, future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock which could be dilutive to holders of Common Stock.


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









INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  and Stockholders
The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) and Subsidiaries (A Nevada Corporation)
Lauderhill, Florida


We have audited the accompanying consolidated balance sheets of The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) and subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audits includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) and subsidiaries as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

	The accompanying financial statements have been prepared assuming The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) and subsidiaries will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has incurred losses since inception that have resulted in a deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
  November 15, 2002




ITEM 7. FINANCIAL STATEMENTS

The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) and subsidiaries Consolidated Balance Sheets


					6/30/2002		6/30/2001

ASSETS
CURRENT ASSETS

Cash and Cash Equivalents		     $  1,411		$5,391
Receivables, net				3,576		57,494
Other Receivables                               17,000               0
Related Party Receivables            	          0            474,733
Prepaid Expenses & Other Current Assets	       2,326	             0

Total Current Assets             	     $  24,313        $537,618

OTHER ASSETS

Furniture & Equipment
(net of accumulated depreciation)             127,835		220,514
Other Assets                                   31,502            26,873
StoreChoice.com assets                              0            79,200

Total Assets                               $   183,650       $  864,205

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

Trade Payables                              $   357,194     $   378,421
Accrued Expenses                                450,227         320,454
Accrued Compensation			         64,189	      1,532,676
Unearned Revenue                                 16,640          27,736
Capital Leases -- Due Within One year            54,850          65,237
Debt Due Within One Year	 		137,057         278,934
Investment in Joint Venture                           0         212,308

Total Liabilities		           $  1,080,057     $ 2,815,766

Common Stock($.001 par value, 200,000,000
Shares authorized, 6,425,582 and
2,418,807 outstanding)                            6,425           2,418
Preferred Stock ($.001 par value, 20,000,000
Authorized 0 and 244,000 outstanding)                 0  	    244
Additional Paid In capital          	    8,722,076         5,343,179
Deficit                                       (9,625,008)    (7,297,402)

Total Stockholders Deficit                      (896,507)    (1,951,561)

Total Liabilities and Stockholders Deficit  $     183,650   $   864,205



The accompanying notes are an integral part of this financial statement

See Accountants Review Report



The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) and subsidiaries Consolidated Statements of Operations

						For 		For
12 months ended	12 months ended
						6/30/2002	6/30/2001

Revenue						$  95,958	$  2,217,191

Cost of goods sold         	     		  121,754            872,577

Gross Income (Loss)              	          (85,978)           433,854

General & Administrative Expenses

Salaries, Benefits & Consulting                   762,544          2,811,656
Professional Fees          	                   37,405            353,083
Depreciation & Amortization	                   88,628            115,827
Office & Other Expense                            257,933            973,450
Bad Debt Expense          	                  301,084                  0
Marketing & Public Relations                      705,815                  0
Taxes                                                   0              3,385

Total General & Admin Expenses                  2,163,469          4,257,401

Net Loss before Other Income and Expenses      (2,179,625)        (2,912,787)

Other Income & (Expenses)
(Interest expense) net of interest income        (121,491)           (31,680)
Gain (loss) on Sale of Assets                      74,960            (25,109)
Equity Investment loss in Garra Sciences       		0           (212,308)
Impairment Loss on Long-Lived Assets             (101,450)          (685,000)
Net Loss				     $ (2,327,606)       $(3,866,883)

Loss Per Common share--Basic & Diluted (1)       $ (0.552)    $       (1.717)
Average Weighted Shares (1)                     4,217,654          2,251,704

(1) Share and Per Share Data have been restated to reflect the 1-20 share reverse stock split for all periods presented


The accompanying notes are an integral part of this financial statement

See Accountants Review Report

The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) and subsidiaries Consolidated Statements of Changes In Stock Holders Deficit

Common Stock	Preferred Stock	  Common    Preferred         Retained     Total
# of Shares       # of Shares       Stock      Stock   APIC   Earnings    Equity
(1)							      (deficit)

Balance July 1, 2000
1,392,500        		    1,393             226,199 (759,027)(531,435)

Stock Issued in Conjunction wither Mergers

24X7
500,000                               500              82,134  48,192    130,826
n2Plus
50,000                                50              169,552(269,516)  (99,914)
OTVnet
145,600                               145           2,452,000(2,450,168)   1,977

Balance at July 1, 2000
After Merger is in Effect
2,088,100			    2,088          2,929,885(3,430,519)(498,546)

Stock Issued in Repayment of
OTVnet Note
15,000                                15             239,985                 240
Stock Issued in Repayment of
Note
3,907                                 4               39,067              39,071
Conversion of Notes Payable
To Common Stock
7,000				      7              699,993             700,000
Conversion of Notes Payable
To Addt'l Paid In Capital                             67,200              67,200
Stock Iss'd In Private Placement
132,175                             132               867,477            867,609
Stock Issued to StoreChoice pursuant
to Development Contract
100,000                             100               179,000            180,000
Stock Cancelled and Issued
For StoreChoice Acquisition
(100,000)                       244,000           (100)    244     79,056 79,200
Exercise of Stock Options
114,125                                            114   175,636         175,750
Stock for Services
58,500                              58                  64,980            65,038
Net Loss for Year ended 6/30/01                      (3,866,883)     (3,866,883)

Balance June 30, 2001         2,418,897       244,000           2,418     244
5,343,179 (7,297,402)  (1,951,561)

Exercise of Stock Options     1,247,782              1,248  1,095,176  1,096,424
Stock Issued in Lieu of
Compensation                  1,544,034              1,544  1,887,198  1,888,741
Conversion of Preferred Stock
To Common Stock
122,000      (244,000)             122   (244)         122                     0
Conversion of Accounts Payable
To Common Stock
7,500                              8    16,267                  16,275
Conversion of Notes Payable
To Addt'l Paid In Capital
10,000                  10,000
Stock Issued in Lieu of Interest
65,333                             65     18,935                  19,000
Stock Issued in Repayment of
Note
1,045,126                         1,045  326,174                 327,219
Stock Cancelled
(50,000)                          (50)       50                       0
Stock Issued to Settle Lawsuit
25,000                            25      24,975                  25,000
Net Loss for Year ended 6/30/02
(2,327,606) (2,327,606)

Balance June 30,2002
6,425,582       0          6,425        0 8,722,076   (9,625,008)  (896,507)

(1) Share and Per Share Data have been restated to reflect the 1-20 share reverse stock split for all periods presented





The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) and subsidiaries Consolidated Statements of Cash flows

						12 mos ended	       12 mos
						ended
						6/30/2002              6/30/2001

OPERATING ACTIVITIES

Net Loss					$ (2,327,606)      $ (3,866,883)
Adjustments to reconcile net loss
 To net cash used by operations
NonCash Adjustments
  Bad Debt					     301,084  		      0
  Depreciation & Amortization                         88,628  		115,827
  (Gain) loss on sale of assets                      (74,960)  		 25,109
  Impairment loss on Long-lived Assets	             101,450  		      0
  Net Loss On Equity Investment			           0  		212,308
Decrease in Account Receivables                       15,259 		 84,614
Increase in Other Receivables                        (17,000)		      0
Decrease in Related Party Receivables                      0           (474,733)
Decrease (Increase) in Prepaid Expenses               (2,326)		 36,360
Decrease (Increase) in other Assets                  (26,879)             6,812
Increase in Trade Payables		             931,398		154,239
(Decrease) Increase in unearned revenue              (11,096)		 27,736
Increase in Accrued Expenses                         148,773          1,840,727
Increase in Accrued Compensation                     420,255		      0

    Net Cash used by Operating Activities           (453,020)        (1,837,884)

INVESTING ACTIVITIES
Proceeds from Sale of Assets			      74,960  		      0
Purchase of furniture and equipment                     (409)         (123,312)

    Net Cash From Investing activities                74,551          (123,312)

FINANCING ACTIVITIES
  Proceeds from Borrowings                           142,443           161,210
  Repayments of Debt                                 (36,371)         (114,396)
  Net (Repayments) Proceeds of Leases Payable        (10,387)           52,041
  Proceeds from issuance of common stock
    and receipt of additional paid in capital        278,804         1,634,667

   Net Cash provided by financing activities         374,489         1,733,522

DECREASE IN CASH AND CASH EQUIVALENTS                 (3,980)	      (227,674)

CASH AND CASH EQUIVALENTS, beginning of period         5,391           233,065

CASH AND CASH EQUIVALENTS, end of period  	       1,411             5,391

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During Period for Interest                   3,068             8,692
Cash Paid During Year for Income Taxes                     0             3,385

NONCASH FINANCING ACTIVITIES
Stock issued in Lieu of compensation                1,888,742                0
Conversion of Notes Payable to Common Stock           327,219          700,000
Conversion of Accounts Payable to Common Stock         16,275                0
Conversion of Accrued Interest to Common Stock         19,000                0
Conversion of Notes Payable to Addtl Paid In Capital   10,000                0
Common Stock Issued to Settle Lawsuit                  25,000                0
Exchange of Stock for StoreChoice Assets                    0           79,200
Conversion of Accounts Payable to Notes Payable        93,730                0
Stock issued for services                             817,620                0
Write-off of Investment in Garra Joint Venture and
Garra Receivables                                     262,425                0

The accompanying notes are an integral part of this financial statement

See Accountants Review Report





      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE TANTIVY GROUP, INC. (FORMERLY DIGITAL BRIDGE, INC.) AND SUBSIDIARIES JUNE 30, 2002


NOTE 1 - NATURE OF OPERATIONS

The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) (the Company) is a corporation, located in Phoenix, Arizona, organized under the laws of the State of Nevada. The Company has been in business since January 31, 2000 for the purpose of providing management, sales, distribution, marketing, and technology services. Effective September 27, 2002, the business plans of the Company have changed due to the merger agreement with Pacific Rocky Mountain, Inc. (See Note 15.)

On March 27, 2002, the Company changed its name from Digital Bridge, Inc. to The Tantivy Group, Inc. and also effectuated a 1-20 reverse stock split. Share and per share date in these financial statements have been restated to reflect the 1 for 20 share reverse stock split for all periods presented.

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, described below. All inter-company balances and transactions have been eliminated in consolidation.

	INDUSTRY SEGMENTS:
	----------------

	Technology
	--------------
The company has developed Web sites, Internet solutions, and software applications for use by its subsidiaries and outside clients. The Company formed a wholly owned subsidiary called Tantivy Technologies, Inc. to manage the design and development of its technology services.

In September 2000 the Company acquired a wholly owned subsidiary, Online Television Network Services, Inc. (OTVnet), a California corporation established in 1997. OTVnet creates and sells online administration and communication tools to labor unions and their associated benefits trust organizations. The Company currently receives revenue from contracts with clients for Web hosting.

	Entertainment
	----------------
On November 8, 2001 the Company formed a wholly owned subsidiary, Tantivy Entertainment, Inc. ("Entertainment") for the purpose of expanding its operations into the entertainment business. Entertainment had signed an agreement giving it the exclusive distribution rights to music recorded by the Emmy Award winning Boys Choir of Harlem. Due to the resignation of Entertainment's Managing Director, this Agreement has been terminated pursuant to the terms of that Agreement. The Company has not generated any significant revenue from this venture and does not anticipate doing so in the near future.

	Nutritional Supplements
	----------------------------
The Company had planned to enter the nutritional supplement market through its wholly owned subsidiary, Tantivy Sciences, Inc. ("Sciences"). In January, 2002 the Company entered into a licensing agreement with V-Tech LLC, which gave the Company the exclusive license to distribute a smoking cessation product called "Natural Smokeless". Terms of the agreement were not met, therefore it was terminated. The Company does not anticipate generating any revenue pertaining to this product in the near future.

On June 12, 2001 the Company entered into a Joint Venture for the formation of Garra Sciences, Inc. (Garra), of which the Company owned 32%. The Company was to provide management services, facilities, and Web site development as part of the joint venture. Terms of the joint venture agreement were not met, therefore the joint venture terminated and Garra Sciences, Inc. was dissolved. Amounts written off to bad debt expense totaled $262,425 and comprised of receivables in the amount of $474,733 less the equity investment liability in the amount of $212,308.

	Mining
	----------------------------
As a result of the Asset Ourchase Agreement between the Company and Pacific Rocky Mountain, Inc., the Company plans to enter the business of mining precious minerals.


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

	  c.   Allowance for Doubtful Accounts:
                    --------------------------------------
The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables. Based on these factors, there is an allowance for doubtful accounts of $0 and $227,194 for the fiscal years ended June 30, 2002 and 2001, respectively.

 	d.   Long-Lived Assets:
                    ------------------------------
The Company has long-lived assets that are reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. In performing the review of recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition in determining their fair value. When required, impairment losses on assets to be held and used are recognized based on the difference between the fair value and the carrying amount of the assets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. During the year ended June 30, 2002, impairment loss on long-lived assets totaled $101,450. (See note 8).

               e.   Depreciation:
                    ------------------
Fixed assets are recorded at cost. Property and equipment is depreciated on a straight-line basis over estimated useful lives ranging from three to seven years. Maintenance and repairs are charged to expense. The cost of assets retired or disposed of and their related accumulated depreciation have been removed from the accounts.

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

		g. Investments:
		----------------
The company's proportionate share of income or losses from investments in affiliated companies was accounted for on the equity method.

		h.   Loss Per Common Share:
                    ----------------------
The computation of loss per common share is based on the weighted average number of common shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Options are anti-dilutive. (See Note 10).

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

		 k.   Recently Enacted Accounting Standards:
                    --------------------------------------------------------
In June 2001, the Financial Accounting Standards Board issued FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairment of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangibles with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also requires the Company to complete a transitional goodwill impairment test by six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Management does not anticipate that the adoption of SFAS 142 will have a material impact on the financial statements.

In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 requires that companies recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred or reasonably estimated. The associated retirement costs will be capitalized as part of the carrying amount of the related asset and subsequently allocated to expense over the asset's remaining useful life. SFAS 143 is required to be applied in fiscal years beginning after December 15, 2001. Management does not anticipate that the adoption of SFAS 143 will have any material impact on the financial statements.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS
144). SFAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. SFAS 144 also amends the accounting and reporting provisions for the disposal of a segment of business in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30). SFAS 144 is required to be applied in fiscal years beginning after December 15, 2001. Management has complied with the requirements of SFAS 144 in the analysis and write-off of assets impaired during the fiscal year.

In April 2002, the Financial Accounting Standards Board issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and therefore meet the criteria for classification as an extraordinary item. SFAS 145 also requires that modifications to a capital lease that make it an operating lease be accounted for, as applicable, in accordance with FASB Statement No. 98, Accounting for Leases, or FASB Statement No. 28, Accounting for Sales with Leasebacks. SFAS 145 is required to be applied in fiscal years beginning after May 15, 2002 and to provisions relating to modifications of a capital lease that make it an operating lease as of May 15, 2002. Upon adoption of SFAS 145, gains and losses on debt extinguishment that have been shown on the income statement as extraordinary items in prior periods should be reclassified, unless they meet the criteria for extraordinary status per Opinion 30. Management does not anticipate that the adoption of SFAS 145 will have any material impact on the financial statements.

In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of SFAS 146 will have any material impact on the financial statement.

In October 2002, the Financial Accounting Standards Board issued FASB Statement No. 147, Accounting for Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS
147). SFAS 147 amends SFAS 72 and no longer requires companies to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. In addition, SFAS 147 amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. Management does not anticipate that the adoption of SFAS 147 will have any material impact on the financial statements.

		l.   Reclassifications:
                    ----------------------
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.


NOTE 3 - FURNITURE AND EQUIPMENT

Fixed Assets, at cost, is summarized as follows as of June 30,2002 and June 30, 2001:


                                                   2002           2001

                    Office equipment               $361,982   $361,982
                    Furniture and fixtures           49,783     76,944
	      Leasehold Improvements                 8.782       8,782

                    --------------------------------------------------

                                              	  420,54      	  7
                                              	  447,70     	  8
                    Less accumulated depreciation (292,712)   (227,194)

                    ------------------------------------------------------------

                                             $     127,835  $    220,514
                    ============================================================

Depreciation expense amounted to $88,628 and $115,827 for the twelve month periods ended June 30, 2002 and 2001, respectively.


NOTE 4 - LEASE COMMITMENTS:

The Company leases office space in one location under an operating lease
agreement, which expires in 2003.   Rent expense was $103,038 and $226,033 for
the twelve-month periods ended June 30, 2002 and 2001, respectively.   Future
minimum lease payments, by fiscal year, are as follows:

                    Period ended June 30,

                              2003                           68,641
                              2004                           11,468

                    -----------------------------------------------------------

                                                            $80,109
                    ============================================================


NOTE 5 - INCOME TAXES:

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses. As of June 30, 2002, the Company has
available for Federal and State purposes net   operating loss carry forwards in
the amount of $6,148,319. The Federal and State carry forwards are available to offset future taxable income and expire beginning in fiscal year 2019. Deferred income tax assets arising from such loss carry forwards have been fully reserved as of June 30, 2002.


NOTE 6- NOTES PAYABLE:

Notes payable consisted of the following at June 30, 2002:

i) A $100,000 note payable, of which the remaining balance is $75,000 plus accrued interest, to a non-related entity with interest accruing at a rate of 12% per annum. The note was originally due on January 16, 2001. Along with the note, Noteholder received 30,000 warrants to purchase the Company's common stock at an exercise price of $.59 per share. The company renegotiated the repayment of the note in April 2001. Noteholder received an additional 30,000 warrants to purchase the Company's common stock at an exercise price of $.05 per share. The note was renegotiated again in February 2002. The Company is currently in default on the note and presently in negotiations with the note holder.

ii) Notes payable to John Flanders, Sr., for $15,000, with interest at 18% per annum. Mr. Flanders was the Senior Vice President of Finance of the Company and the father of the Company's former CEO. Such note is due and payable at Noteholder's discretion.


NOTE 7 -- CAPITALIZED LEASES

As of June 30, 2002, the Company had capitalized leases obligations of $54,850. The leases bear interest at rates ranging from 11% to 17% per annum. The leases expire between November 30, 2001 and October 31, 2002. The related equipment has been capitalized and reflected in furniture and equipment.


NOTE 8 --  IMPAIRMENT LOSS ON ASSETS

On June 15, 2001, Digital Bridge entered into an asset purchase agreement with StoreChoice.com (StoreChoice) whereby the Company acquired all of the assets of StoreChoice.com in exchange for stock. Subsequently, the StoreChoice asset was deemed to be impaired and written down to its fair value of $79,200 based on the value of the Company's stock exchanged in the transaction. The impairment loss of $685,000 was charged to operations during the fiscal year ended June 30, 2001. During the year ended June 30, 2002, the StoreChoice.com assets were deemed to be further impaired due to inactivity, lack of anticipated future cash flows, and declined fair value. Accordingly, the assets were written down to their fair value of $-0-. The impairment loss of $79,200 was charged to operations during the fiscal year ended June 30, 2002.

The license to distribute the smoking cessation product, "Natural Smokeless" was written down to its fair value of $-0- due to termination of the agreement with V-Tech, LLC. The impairment loss of $22,250 was charged to operations during the fiscal year ended June 30, 2002.


NOTE 9 - STOCK OPTIONS AND WARRANTS:

Investors
In September and October, 2000, the Company granted 980,000 warrants, prior to the 1-20 reverse stock split, to investors in connection with the issuance of shares and the issuance of a note. The warrants are exercisable over a 24-month term at an exercisable price of $.05 and $.19 per share.

In June, 2001, the Company granted 3,960,000 warrants, prior to the 1-20 reverse stock split to the owners of StoreChoice.com in connection with the purchase of the assets of such. The warrants are exercisable over a 24-month term at an exercisable price of $.20 per share.

The fair market value of the above options was determined by using a Black Scholes option-pricing model. The calculated fair value at the dates of the grants was zero, and therefore has no impact on earnings or earnings per share.

Consultants and Service Providers
During the fiscal year ended June 30, 2001, the Company granted 2,522,500 warrants, prior to the 1-20 reverse stock split to consultants and providers of services to the Company. The warrants are exercisable over a 24-month term at exercise prices ranging from $.04 to $.11 per share.

During the fiscal year ended June 30, 2002, the Company granted 1,247,782 warrants to consultants and providers of services to the Company. The warrants were exercised during the year at prices ranging from $.06 to $1.00 per share.

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

Employees
In June, 2001, the Company granted 5,540,000 options to employees. These options vest over a three-year period and are exercisable at $.72 per share.
The options expire ten years from the date of the grant. The fair market value of the options was determined using the Black Scholes option-pricing model. The calculated fair value at the date of the grants was zero, and therefore has no impact on earnings or earnings per share.

	Information with respect to all stock options is as follows:





Outstanding at July, 2001				  336,670
Granted to Investors						0
Granted to Consultants and other Service Providers	1,247,782
Granted to Directors						0
Granted to Employees						0
Forfeited						  211,670
Exercised						1,247,782
Outstanding at June 30, 2002				  125,000



NOTE 10  - LOSS PER SHARE:

The following information reflects the amount used in computing income (loss) per share:




                                         	For the			For the
                                    		Twelve Months Ended     Twelve
                                    				        Months
                                    				        Ended
                                  		June 30, 2002
                                    				        June 30,
                                    				        2001

  Loss from continuing
  operations available to
  common shareholders
  (Numerator)                     		$(2,327,606)      $(3,866,883)

 Weighted average number of
  common shares outstanding
  used in loss per share for the
  period (denominator)                  	  4,217,654         2,251,704


NOTE 11 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, receivables, prepaid expenses, accounts payable, accrued expenses, and all debt approximated book value at June 30, 2002 and 2001 because their maturities are less than one year in duration.


NOTE 12 -- RELATED PARTY TRANSACTIONS:

The Company entered into a five year consulting agreement with Arverne Associates, Inc., effective January 1, 2002. Terms of the agreement require the Company to pay $35,000 per month to Arverne Associates for consulting services plus reimbursement of certain personnel expenses. Arverne Associates is owned by former officers of the Company. At June 30, 2002, the company owed Arverne Associates $105,690 for past due services and expenses per the agreement and $15,574 for reimbursement of certain operating expenses of the Company. The amounts are included in Trade Payables on the balance sheet.

The Company has also entered into a five-year consulting agreement with AZ Estimators, Inc., effective January 1, 2002. Terms of the agreement require the Company to pay $8,333 per month to AZ Estimators for consulting services. AZ Estimators is owned by a former officer of the Company. At June 30, 2002, the company owed AZ Estimators $25,000 for past due consulting services per the agreement. The amount is included in Trade Payables on the balance sheet.


NOTE 13 -- CONTINGENCIES:

The Company has been named a defendant in two lawsuits with plaintiffs seeking damages in the amount of approximately $39,000 plus pre-judgment interest, attorney's fees, and court costs for breach of contract for services supplied to the Company. Substantially the entire amount of the two claims has been accrued in the financial statements. Management believes that the outcome of the lawsuits will not have a material effect on the Company's financial position or results of operations.


NOTE 14 -- GOING CONCERN:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses since inception and there is an accumulated deficit of $9,625,008 at June 30, 2002. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

On September 27, 2002, the Company signed a merger agreement with Pacific Rocky Mountain, Inc. (PRM), a Florida corporation in the business of mining gold and other metals. PRM is deemed to be the acquirer and survivor in the agreement. (See note 15). The Company's continued existence is dependent upon its ability to develop profitable operations and/or raise capital. The financial statements do not include any adjustments for the merger transaction or that might be necessary should the Company be unable to continue as a going concern.

NOTE 15 -- SUBSEQUENT EVENTS:

On September 27, 2002 the Company entered into an asset purchase agreement with Pacific Rocky Mountain, Inc. (PRM), a Florida Corporation, to purchase all of the assets and assume all of the liabilities of the Company. As part of the transaction, all of the Officers and Directors of the company resigned and were replaced by new Officers and Directors. As part of this transaction, the Company discontinued all of its other business operations to focus its attention on the business of PRM, which is in the business of mining gold and other metals. In exchange for the assets of PRM, the Company agreed to give to PRM fifty million (50,000,000) shares of the Company's common stock after the effectuation of a 1-5 reverse stock split. This will give the shareholders of PRM control of approximately 98% of the common stock of the Company, hence PRM is deemed to be the acquirer and survivor in the transaction. This transaction was entered into after arms-length negotiations with PRM, and the final purchase price was based on the fair market value of the assets to be received and the potential business prospects of PRM.

The Company is in negotiations with former Officers and Consultants of the Company to sell a majority interest in the company's four wholly owned subsidiaries, OTVnet, Inc., Tantivy Technologies, Inc., Tantivy Sciences, Inc and Tantivy Entertainment, Inc.



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

Audit Fees

The Company was charged a fee of $40,000 by Rotenberg & Company LLP for the annual audit for the year ended 6/30/01, the company's most recent fiscal year. For the reviews of quarterly statements prepared by Rotenberg & Co. LLP, the Company has been charged $12,000.

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




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons
----------------------------------------------------------------------------

     The officers, directors, nominees and control persons of Tantivy are as follows:




Name                Age            Position		Held Office Since
-----------------  -------  ---------------------------------------------





James E. Logan      65         Chief Executive Officer 		10/06/02
			       Chief Financial Officer          10/06/02
				     Director 		        10/06/02

Jay I. Goldstein    43               Director                   10/06/02
Dennis Atkins       50  	     Director			10/06/02
Joseph R. Gritsch, Sr 63             Director		        10/06/02
Marvin M. Gibbons   48 	    	     Director                   10/06/02
Steve Cummins       43               Director			10/06/02
Vance Hartke	    83	    	     Director 			10/06/02
Jay Ellenby	    63	     	     Director			10/06/02



All Tantivy directors are elected for one-year terms. All officers serve at the pleasure of the Board of Directors, which shall hold annual elections for such offices. There are no arrangements, understandings or contractual obligations between Tantivy and any other person requiring the nomination or election of any Person to Tantivy's Board of Directors or to any corporate offices.


James E. Logan was elected to the offices of Chief Executive Officer, Chief Financial Officer and Director on October 6, 2002, following the acquisition by Tantivy of the assets of Pacific Rocky Mountain, Inc. Prior to this Mr. Logan was a consultant to various small entrepreneurial companies. He has also been a principal in manufacturing and real estate development companies. Mr. Logan has earned a Master of Liberal Arts Degree from the University of Illinois and a Bachelor of Science from James Milikin University. Mr. Logan was recently diagnosed with cancer. He is presently undergoing radiation treatment and according to his physicians, his prognosis is good. The Company does not believe that Mr. Logan's ailment nor his treatment will materially effect the carrying out of his duties for the Company.

 Jay I. Goldstein was elected to the Board of Directors on October 6, 2002, following the acquisition by Tantivy of the assets of Pacific Rocky Mountain, Inc. Prior to this Mr. Goldstein spent twelve years in various capacities at Salomon Brothers, Inc. Mr. Goldstein has also held financial positions at Dean Witter Reynolds, McMillan Ticket Company and the United Nations.

Dennis Atkins was elected to the Board of Directors on October 6, 2002, following the acquisition by Tantivy of the assets of Pacific Rocky Mountain, Inc. Mr. Atkins is a Certified Public Accountant with over fifteen years experience, specializing in the audits of Public Companies. Mr. Atkins holds a Bachelors Degree in Accounting from Oklahoma State University and a Masters Degree in Accountancy from the Universiyt of Oklahoma.

Joseph R. Gritsch Sr. was elected to the Board of Directors on October 6, 2002, following the acquisition by Tantivy of the assets of Pacific Rocky Mountain, Inc. Mr. Gritsch is the majority partner and chief operator of the J and J site in Hayfork, California. Prior to this Mr. Gritsch consulted to the Canadian Reserve Gold Company with responsibility for the daily operation of the hard rock mining of the Bully Choop Mine. Previously Mr. Gritsch owned and operated a gold dredging operation on the Klamath River.

Marvin M. Gibbons was elected to the Board of Directors on October 6, 2002, following the acquisition by Tantivy of the assets of Pacific Rocky Mountain, Inc Mr. Gibbons is presently Secretary/Treasurer of CAL-NOR and Cal-Marine Industries a company involved in insurance, banking and finance. Prior to this he was a partner in Medical Care America a developer of min hospitals. Prior to this Mr. Gibbons had over twenty years of business experience in the Real Estate and hospitality industries.

Steve Cummins was elected to the Board of Directors on October 6, 2002, following the acquisition by Tantivy of the assets of Pacific Rocky Mountain, Inc. Mr. Cummins is President and CEO of SDC Consulting Services, LLC, which specializes in start up organizations, debt restructuring, roll ups structuring and business normalization planning. Prior to this Mr. Cummins was President and CEO of Phoenix Group Holdings, Inc., a golf course management and development company. Previous to this Mr. Cummins was Executive Vice President of US Operations for P.G.S.I. Industries. Mr. Cummins has also as Vice President for A.F.G. Industries and Lear Siegler Corporation.

Vance Hartke was elected to the Board of Directors on October 6, 2002, following the acquisition by Tantivy of the assets of Pacific Rocky Mountain, Inc. Mr. Hartke is now actively engaged in the Hartke Group, a worldwide consulting organization specializing in assisting nations, businesses and individuals define their needs and then accomplish their objectives. Prior to this Mr. Hartke served eighteen years in the United States Senate. Prior to that he served three years as Mayor of Evansville, Indiana. Mr. Hartke is a graduate of Evansville College and the Indiana University Law School

Jay Ellenby was elected to the Board of Directors on October 6, 2002, following the acquisition by Tantivy of the assets of Pacific Rocky Mountain, Inc. Dr. Ellenby is a Physician who is Board Certified in Plastic and Cosmetic Surgery. Dr. Ellenby has been in the active practice of medicine for over twenty-five years. Dr. Ellenby received a Bachelor of Science Degree from the University of Illinois and a Doctorate of Medicine from the University of Illinois School of Medicine.


Section 16(a) Beneficial Ownership Reporting Compliance
-----------------------------------------------------------------------

Based solely upon Tantivy's review of Forms 3, 4 and 5 and amendments thereto furnished to Tantivy under Rule 16a-3(a), except for the persons indicated below, during the fiscal year preceding the filing of this Annual Report, Tantivy is not aware of any person who was a director, officer or beneficial owner of more than ten percent of Tantivy's Common Stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, in a timely manner.

Standing Audit, Nominating and Compensation Committees
-------------------------------------------------------------------------

Tantivy presently has eight Directors. The Board of Directors held four meetings during the preceding fiscal year and all directors in office at the time were in attendance at each such meeting.

ITEM 10. EXECUTIVE COMPENSATION

 The following table sets forth the compensation paid to the following officers of the Company who received total annual salary and bonuses in excess of $100,000 during the fiscal year ended June 30, 2002:





SUMMARY COMPENSATION TABLE
		Annual compensation		Long-Term Compensation
						Awards		Payouts
Name							Securities
And					Other	RestrictedUnderlying	All
Principal 				Annual	Stock	Options/	LTIP
Other
Position	Year	Salary	Bonus	Compensation	Awards	Sars	Payouts
Compensation
		$	$	$	$	#	$	$

John C. Flanders, Jr. Former CEO
		6/30/02	209,166	0	0	0 0	0       0	00
Scott M. Manson, Former President
		6/30/02	235,833	0	0	0 0	0       0	0




-------------------

     As of November 15, 2002, no management personnel were receiving annualized compensation in excess of $100,000 per year:

	OPTION/SAR Grants in Last Fiscal Year

			% of
	Number of 	Total Options/
	Securities	Sars
	Underlying	Granted to	Exercise
	Options/	Employees	or		Expiration
	Sars		in Fiscal	Base Price	Date
Name	#		Year		$/Sh

John C. Flanders, Jr. CEO	0	0	N/A	N/A
Scott M. Manson, President	0	0	N/A	N/A


	Aggregated OPTION/SAR Exercises in Last Fiscal Year
	and FY-End Option/SAR Values
			Number of
			Securities
			Underlying	Value of
			Unexercised	Unexercised
			Options/	In-the Money
			Sars at	Options/SARS at
	Shares 		FY-end (#)	FY-End ($)
	Acquired	Value	Exercisable/	Exercisable/
Name	or Exercised ($)	Realized ($)	Unexercisable	Unexercisable

John C. Flanders, Jr. CEO	0	0	1000000	0/0
Scott M. Manson, President	0	0	1000000	0/0



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

     Article VII of Tantivy's Restated Articles of Incorporation provides that a director or officer of shall not be personally liable to Tantivy or its stockholders for damages for breach of fiduciary duty as a director or officer, except for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, and provides that any modification or repeal of Article VII shall be prospective only and shall not adversely affect any limitation on the personal liability of a director or officer of Tantivy for acts or omissions prior to such repeal or modification.

     Article VIII of Tantivy's Restated Articles of Incorporation provides that every person who was or is a party, or is threatened to be made a party to, or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is
     the legal   representative, is or was a director or officer of Tantivy, or is or was serving at the request of Tantivy as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or
Other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the laws of the State of Nevada against all expenses, liability and loss (including attorneys' fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in Connection therewith.

     Tantivy's Bylaws contain similar, redundant provisions regarding indemnification in Article VII of the Bylaws.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Act"), may be permitted to directors, officers or persons controlling Tantivy pursuant to the provisions of its Articles of Incorporation or Bylaws, Tantivy has been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of November 15, 2002, there were 51,285,116 shares of Tantivy's Common Stock issued and outstanding and 0 shares of Tantivy's Preferred Stock issued and outstanding. This is after taking into account the 1-5 reverse split approved by the Shareholders and not yet effectuated and the issuance of 50,000,000 shares of Common Stock to the Shareholders of Pacific Rocky Mountain, Inc. Each share of Common Stock is entitled to one vote. There is no cumulative voting of shares of Common Stock and stockholders have no preemptive rights. Tantivy has never paid dividends on its Common Stock and does not intend to in the future.


     The following table sets forth as of November 15, 2002, certain information with respect to all persons or groups known by management to be record or beneficial owners of more than 5% of Tantivy's outstanding Common Stock, by each director of Tantivy, each named executive officer and by all current directors and officers as a group. Except as indicated in the footnotes to the following table, the listed stockholders hold sole voting and investment power over their respective shares

                              	 	No. Of Shares 		Percentage
Name and Address                  	 Owned       		Ownership
-----------------------------  	   	 -------------  	-----------


James E. Logan                            9,962,500               19.43%
3300 Inverrary Boulevard
Lauderhill, FL 33319
Chief Executive Officer
Chief Financial Officer
Director

Jay I. Goldstein                            350,000                **
3300 Inverrary Boulevard
Lauderhill, FL 33319
Director

Joseph R. Gritsch, Sr.	           	  12,064,000               23.52%
3300 Inverrary Boulevard
Lauderhill, FL 33319
Director

Marvin M. Gibbons                         10,095,000              19.68%
3300 Inverrary Boulevard
Lauderhill, FL 33319
Director

Dennis Atkins                              1,481,400               2.89%
3300 Inverrary Boulevard
Lauderhill, FL 33319
Director

Jay Ellenby                                  375,000		   **
3300 Inverrary Boulevard
Lauderhill, FL 33319
Director

Steve Cummins			  	     270,000		   **
3300 Inverrary Boulevard
Lauderhill, FL 33319
Director

Vance Hartke				    250,000		**
3300 Inverrary Boulevard
Lauderhill, FL 33319
Director

Scott M. Manson                   	  2,736,799           5.34 %
6962 East Quail Track Drive
Scottsdale, AZ 85262
Shareholder

Robert Garcia			          3,938,000	      7.68%
3300 Inverrary Boulevard
Lauderhill, FL 33319
Director

All Officers and Directors
as a group (8 persons)           	 34,847,900	     67.95%


** Less than 1%

------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Tantivy requires that all material transactions with affiliates be made on terms that are no less favorable to Tantivy than those that can be obtained from unaffiliated third parties. Such transactions must be approved by a majority of Tantivy's directors.


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

2.6 Asset Purchase Agreement between Store Choice Corp., Daniel L. Liniger, and Digital Bridge, Inc. and DB Capital, Inc.,

2.7 Definitive Merger Agreement between The Tantivy Group, Inc. and Neterprises, Inc.

2.8 Asset Purchase Agreement between The Tantivy Group, Inc. and Pacific Rocky Mountain, Inc.

3(i)(1) Certificate of Restated Articles of Incorporation of Digital Bridge,
Inc.

3(i)(2) Articles of Merger of 24x7 Development.com, Inc. into Digital Bridge,
Inc.

3(i)(3) Articles of Merger of N2Plus, Inc. into Digital Bridge, Inc.

3(ii) Bylaws

3.1 Amendment to Corporations Articles of Incorporation

3.2 Amendment to Corporations Articles of Incorporation

10.2 Standard Industrial Lease Agreement between Thomas Pecht, et al (Lessors) and 24x7 Development.com, Inc., dated June 1, 2000

16.2 Letter from Hood & Strong, LLP to the Securities and Exchange Commission dated March 2, 2001, regarding the change of auditors

20.2 Digital Bridge 2000 Stock Option Plan

21   Subsidiaries of the Company

23.1 Consent of Hood  & Strong LLP

23.2 Consent of Rotenberg & Co. LLP

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

99.4 Exclusive Product Distribution Agreement by and between Garra Sciences, Inc. and CampaMed LLC dated June 12, 2001

99.5 Development, Maintenance and Management Agreement by and between Garra Sciences, Inc. and Tantivy Bridge, Inc. dated June 12, 2001

99.6 Press Release announcing formation of Parmula Therapeutics, Inc

99.7 Parmula Therapeutics, Inc. Joint Venture Agreement by and between Digital
Bridge, Inc., DB Capital                             Management, Inc., and
Targeted Medical Foods LLC dated July 25, 2001

99.8 Exclusive Product Distribution Agreement by and between Parmula Therapeutics, Inc. and Targeted Medical Foods LLC dated July 25, 2001

99.9 Development, Maintenance and Management Agreement by and between Parmula Therapeutics, Inc. and Digital Bridge, Inc. dated July 25, 2001

99.10 First Amendment To Parmula Therapeutics, Inc. Joint Venture Agreement

99.11	Press Release announcing Digital Bridge, Inc.'s name change to the
Tantivy Group, Inc. and a 1-20 reverse stock split being effective.

99.12	Press Release announcing that The Tantivy Group, Inc. had entered into a definitive merger agreement with Neterprises, Inc.

99.13	Asset Purchase Agreement between The Tantivy Group, Inc. f.k.a Digital
Bridge Inc. and Neterprises, Inc.

99.14	Amendment to the Asset Purchase Agreement between The Tantivy Group,
Inc. f.k.a Digital Bridge Inc. and Neterprises, Inc.

99.15	Asset Purchase Agreement between The Tantivy Group, Inc. and Pacific
Rocky Mountain, Inc.




(B) REPORTS ON FORM 8-K FILED DURING THE FOURTH QUARTER OF 2002:
     -----------------------------------------------------------------

On October 5, 2002 Registrant filed a form 8-K announcing that on September 27, The Tantivy Group, Inc. ("Tantivy") signed an asset purchase agreement in which Tantivy will acquire all of the assets and assume all of the liabilities of Pacific Rocky Mountain, Inc., a Florida corporation ("PRM"). After the effectuation of a 1-5 reverse split, Tantivy will issue to the shareholders of PRM an aggregate of 50,000,000 shares of Tantivy common stock that presently has a fair market value $ .10 per share (after taking into affect the aforementioned 1-5 reverse spit) or an aggregate market value of $5,000,000. PRM is deemed to be the acquirer and survivor in the transaction and the net assets are recorded at historical costs. The consideration was the product of arms' length negotiations and was based on PRM's prospects.

On May 2, 2002 Registrant filed a form 8-K announcing that on April 30, 2002 we were notified that a majority of the Shareholders of Neterprises voted not to complete the below mentioned merger transaction. It was further announced that on April 29, 2002 Tantivy and Neterprises executed an amendment to the Asset Purchase Agreement dated February 24, 2002 in which Neterprises agreed to purchase from Tantivy substantially all of Tantivy's technology assets.

On April 4, 2002 Registrant filed a form 8-K announcing that on March 28, 2002, The Tantivy Group, Inc. ("Tantivy") signed a definitive merger agreement in which Tantivy will acquire 100 % of the outstanding common stock of Neterprises, Inc., a Pennsylvania corporation ("Neterprises"), in a merger transaction pursuant to which Tantivy will be the surviving entity. Upon closing, Tantivy will issue to the shareholders of Neterprises an aggregate of 105,000,000 shares of Tantivy common stock. The consideration was the product of arms' length negotiations and was based on Neterprises prospects when integrated into the operating and business model of Tantivy. It also announced that On March 27, 2002 Digital Bridge, Inc. (OTCBB:DGBI) and that the company was undergoing a 1-20 reverse stock split.


 In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



 THE TANTIVY GROUP, INC.


 By:  /s/ James Logan
----------------------------------
James Logan
Chief Executive Officer, Chief Financial and a Director
Date: November 15, 2002



In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature/Date


By:  /s/ James Logan
----------------------------------
James Logan
Chief Executive Officer Chief Financial Officer and a Director
Date: November 15, 2002



By:  /s/  Jay Goldstein
----------------------------------
Jay Goldstein
Chief Financial Officer
Date:  November 15, 2002


By:  /s/ Marvin Gibbons
----------------------------------
Marvin Gibbons
Director
Date:  November 15, 2002

By:  /s/ Steve Cummins
----------------------------------
Steve Cummins
Director
Date:  November 15, 2002

By:  /s/ Joe Gritsch
----------------------------------
Joe Gritsch
Director
Date:  November 15, 2002

By:  /s/ Jay Ellenby
----------------------------------
Jay Ellenby
Director
Date:  November 15, 2002

By:  /s/ Vance Hartke
----------------------------------
Vance Hartke
Director
Date:  November 15, 2002

By:  /s/ Dennis Atkins
----------------------------------
Dennis Atkins
Director
Date:  November 15, 2002

CERTIFICATION

	In connection with the Annual Report of The Tantivy Group, Inc. (the "Company") on Form 10-KSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Logan, Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

By:  /s/ James Logan
----------------------------------
James Logan
Chief Executive and Financial Officer
Date: November 15, 2002