Form 10QSB
period 2002-09-30
DIGITAL BRIDGE INC
filed 2002-12-19
CIK 1090052

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________________ TO ___________________


                       Commission file number : 000-26755


THE TANTIVY GROUP, INC.
(Name of Small Business Issuer in its Charter)

Nevada                                               88-0417771
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)		 Identification Number)

3300 Inverrary Boulevard, Suite E Lauderhill, FL	33319
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


State the number of shares outstanding of each of the issuer's classes of common Equity, as of the latest practicable date: As of December 19, 2002 51,285,146 shares of common stock, par value $.001, were issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ] No [X]


                     INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
  and Stockholders
The Tantivy Group, Inc. and Subsidiaries
(A Development Stage Company)
(Formerly Digital Bridge, Inc. and Subsidiaries)
(A Nevada Corporation)
Phoenix, Arizona

	We have reviewed the accompanying consolidated balance sheet of The Tantivy Group, Inc. and Subsidiaries (a development stage company, formerly Digital Bridge, Inc. and Subsidiaries) as of September 30, 2002 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the three months ended September 30, 2002 and for the period from May 20, 2002 (inception) to September 30, 2002. All information included in these consolidated financial statements is the responsibility of the Company's management.

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

	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
	Note 13, the Company has reported net losses since inception that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Tantivy Group, Inc. and Subsidiaries(a development stage company, formerly Digital Bridge, Inc. and Subsidiaries) as of June 30, 2002, and the consolidated statements of changes in stockholders' equity, operations, and cash flows for the year then ended (not presented herein); and in our report dated November 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. We have not performed any audit procedures subsequent to the date of our report.


/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  December 18, 2002





                         PART I - FINANCIAL INFORMATION


              Item 1. Condensed Consolidated Financial Statements. Index to Condensed Consolidated Financial Statements


    Condensed Balance Sheet as of September 30,2002 ........................5

    Statement of Stockholders Deficit
     From May 20,2002 (Inception) through September 30,2002..............   6

    Statement of Operations for the three months ended September 30, 2002
     And from Date of Inception through September 30,2002...................7

    Statement of Cash Flows for the three months ended September 30, 2002
     And from Date of Inception through September 30,2002...................8


    Notes to Condensed Consolidated
    Financial Statements .................................................  9




The Tantivy Group, Inc. and Subsidiaries
(A Development Stage Company)
(Formerly Digital Bridge, Inc.)
Balance Sheets

					(unaudited)
					09/30/02

ASSETS
CURRENT ASSETS

Cash and Cash Equivalents		$       2,557

OTHER ASSETS

Mining Property				      121,659
Furniture & Equipment
(net of accumulated depreciation)                   0
Goodwill                                      200,000
Assets from Discontinued Operations            21,108

Total other assets                            342,767

TOTAL ASSETS                               $   345,324

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

Trade Payables                              $   102,146
Accrued Expenses                                 14,106
Leases Payable                                   54,850
Notes Payable 	                                142,858
Liabilities from Discontinued Operations      1,002,055

TOTAL CURRENT LIABILITIES                  $  1,373,268

LONG TERM LIABILITIES
Loans from Stockholders                          57,253

TOTAL LIABILITIES                          $  1,373,268

STOCKHOLDERS DEFICIT

Common Stock($.001 par value, 200,000,000
Shares authorized, 51,285,146 issued
and outstanding)                                  51,285
Additional Paid In capital          	         157,787
Deficit accumulated during development stage  (1,237,016)

TOTAL STOCKHOLDERS DEFICIT                    (1,027,944)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $     345,324



The accompanying notes are an integral part of this financial statement


The Tantivy Group, Inc. and Subsidiaries
(A Development Stage Company)
(Formerly Digital Bridge, Inc.)
Statement of Stockholders Deficit
From May 20,2002 (Inception) through September 30, 2002
(Unaudited)




										Total
				Common Stock	   Additional	Accumulated
				Stockholders
		                Shares      Amount  Paid In Capital   Deficit
		                Deficit

Stock issued to founders of
Pacific Rocky Mountain
(May 22, 2002		(A)	20,477,360   20,477     5,467          -  25,944
Stock issued to acquire
Mining claims (May 30,2002)(A)    20,169,716   20,170     6,988        -  33,158
Stock Issued for services
(6/12/2002)               (A)      2,923,991    2,924       781        -   3,705
Stock issued from private
Offering)June-September 2002) (A)    428,933      429    17,321        -  17,750

Subtotal                          50,000,000   50,000    30,557        -  80,557

The Tantivy Group, Inc.
Stock outstanding Before the
Recapitalization  Post Split (B)   1,285,146    1,285   127,230       - 128,515

Net Loss                           -         -      -   (1,237,016)  (1,237,016)

Balance September 30,2002      51,285,146 51,285 157,787 (1,237,016) (1,027,944)

(A)	Reflects the results of the recapitalization that occurred on September
27, 2002 -  See Note A for details
(B)	Reflects the 1-5 reverse stock split pursuant to the Asset Purchase
Agreement -  See Note A for details


The accompanying notes are an integral part of this financial statement




The Tantivy Group, Inc. and Subsidiaries
(A Development Stage Company)
(Formerly Digital Bridge, Inc.)
Statement of Operations
									From
									Date
								        Of
								        Inceptio
								        n
					For the				(May
					20,2002)
					Three Months Ended		through
					9/30/2002
					9/30/2002
					(unaudited)
					(unaudited)


Revenue					$     -				$    -

Cost of goods sold         	 	      -          	              -

Gross Income               	    	      -                               -

General & Administrative Expenses

Salaries, Benefits & Consulting               -                                -
Development Costs          	      	  2,970                           30,124
Professional Fees                        13,750                           25,750
Depreciation & Amortization                   -                                -
Costs to acquire Subsidiary           	1,104,613
1,104,613
Office and other expense                   18,033                         75,733

Total General & Admin Expenses        	1,139,366                      1,236,060

Net Loss before Other Income and Expenses (1,139,366)                (1,236,060)

Other Income & Expenses
(Interest expense) net of interest income       (956)                      (956)

Loss From Continuing Operations           (1,140,322)                (1,237,016)

Discontinued Operations
Loss on Disposal of Division                       -                           -

Net Loss				   (1,140,322)               (1,237,016)

Loss Per Common share Basic & Diluted$          (0.02)                    (0.03)

Weighted Average Common Shares Outstanding  50,000,000                47,818,797



The accompanying notes are an integral part of this financial statement


The Tantivy Group, Inc. and Subsidiaries
(A Development Stage Company)
(Formerly Digital Bridge, Inc.)
Statements of Cash Flows

									From
									Date
								        Of
								        Inceptio
								        n
					For the				(May
					20,2002)
					Three Months Ended		through
					9/20/2002
					9/30/2002
					(unaudited)
					(unaudited

Cash Flows from Operating Activities

Net Loss			          $ (1,140,322)		$ (1,237,016)
Adjustments to reconcile net cash
 Provided by operating activities
Bad Debts					      -                        -
Depreciation & Amortization                           -                        -
(Gain) loss on abandonment of assets                  -                        -
Non Cash Compensation                                 -                   41,148
Costs to Acquire Subsidiary                   1,104,613                1,104,613
  Changes in Assets and Liabilities
Decrease (Increase) in Accounts Receivables           -                        -
Decrease (Increase) in Other Receivables              -                        -
Decrease (Increase) in Prepaid Expenses               -                        -
Decrease (Increase) in other Assets		      -                        -
Decrease (Increase) in other Assets                   -      	               -
Increase  in Trade Payables		          2,146                    2,146
Increase (decrease) in unearned revenue               -                        -
Increase (decrease) in Accrued Expenses          14,106                   14,106
Increase (decrease) in Accrued Compensation           -                        -

  Total Adjustments                            1,120,856               1,162,013

    Net Cash used by Operating Activities        (19,457)               (75,003)

Cash flows from investing activities
  Cash received in acquisition of subsidiary        2,557  		   2,557

    Net Cash from Investing activities              2,557                  2,557

Cash flows from financing activities
  Increase in Loans from Shareholders               1,707                 57,253
  Proceeds from Borrowings                              -                      -
  Repayments of Debt                                    -                      -
  Net Repayments of Leases Payable                      -                      -
  Proceeds from issuance of common stock           17,750                 17,750

   Net Cash provided by financing activities       19,457                 75,003

Net Increase in cash and equivalents                2,557                  2,557

CASH AND CASH EQUIVALENTS, beginning of period          -                      -

CASH AND CASH EQUIVALENTS, end of period  	   $2,557                 $2,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During Period for Interest                  956                    956
Cash Paid for Taxes                                     -                      -

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued to founders of Pacific Rock Mountain       -                 20,477
Stock issued for services                               -                  2,924
Acquisition of mining claims and issue common stock     -                100,000
Acquisition of mining claims and related debt incurred  -                 21,659


The accompanying notes are an integral part of this financial statement




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE TANTIVY GROUP, INC. (FORMERLY DIGITAL BRIDGE, INC.) AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
SEPTEMBER 30, 2002


NOTE 1 - SUMMARY OF TRANSACTION

The consolidated financial statements for all periods presented reflect the Asset Purchase Agreement which became effective September 27, 2002, pursuant to which Pacific Rocky Mountain, Inc. (hereinafter "PRM"), a Florida Corporation, became a wholly owned subsidiary of The Tantivy Group, Inc. (hereinafter "Tantivy"). The business combination is accounted for as a reverse acquisition of Tantivy and a recapitalization of PRM and is reflected as such in the consolidated statement of stockholders' deficit.

Per the Asset Purchase Agreement, Tantivy will acquire all of the assets and assume all of the liabilities of PRM. After effectuation of a 1 for 5 reverse stock split, which occurred on December 18, 2002, Tantivy will issue to the shareholders of PRM an aggregate of 50,000,000 shares of its common stock at the fair market value of $.10 per share on September 27, 2002 (after taking into account the 1 for 5 reverse stock split). The shareholders of PRM will exchange their PRM common stock pro rata for the 50,000,000 common shares of Tantivy and will consequently own 97.5% of the issued and outstanding shares of Tantivy common stock. The transaction was entered into based on PRM's potential business prospects. The purchase price was determined based on the number and value of the original Tantivy shareholders' common stock plus the assumption of Tantivy's debt. Goodwill was recorded based on the fair value of the Tantivy shell corporation and the difference was recorded as costs to acquire subsidiary in the Statement of Operations. As a result of the Asset Purchase Agreement, the officers and directors of Tantivy resigned and were replaced by the officers and directors of PRM. PRM is the deemed acquirer in the transaction.

Effective September 27, 2002, the date of the recapitalization, the principal business activity of the Company is being carried out through PRM, and the operations of Tantivy are being discontinued. The acquisition of PRM by Tantivy is treated as a reverse acquisition, resulting in the historical operations of PRM being treated as the historical operations of the Company. Accordingly, the accompanying historical financial statements have been restated to reflect the financial position, results of operations, and cash flows for all periods presented as if the reverse acquisition and recapitalization had occurred at the beginning of the earliest period presented.

All references to the "Company" herein include The Tantivy Group, Inc. and its wholly owned subsidiaries described below.


NOTE 2 - NATURE OF OPERATIONS

The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) is a corporation, located in Phoenix, Arizona, organized under the laws of the State of Nevada. The Company began business in January 2000 for the purpose of providing management, distribution, marketing, and technology services. Effective September 27, 2002, the business plans of the Company changed due to the reverse acquisition and Asset Purchase Agreement with Pacific Rocky Mountain, Inc., whereby the operations of Pacific Rocky Mountain, Inc. are now treated as the operations of the Company. The Company discontinued all of its other business operations from its other wholly owned subsidiaries, described below. The Company is now in the development stage in its new mining operations via Pacific Rocky Mountain, Inc.

Pacific Rocky Mountain, Inc.
----------------------------
Pacific Rocky Mountain, Inc. ("PRM") is a development stage company that was incorporated on May 20, 2002, under the laws of the State of Florida to acquire mining claims and develop them utilizing a patented proprietary process for the extraction of precious metals. PRM owns mining claims in Hayfork, California consisting of known mined ore and tailings. PRM plans to perform the extraction, smelting, casting, and refining of metals such as gold, silver, platinum, scandium, and rhodium. Its principal activities since inception have consisted of financial planning, establishing sources of production and supply, developing markets, and raising capital. Its principal operations consisting of the extraction of precious metals have not started; therefore the Company has no present sources of significant revenues. Pacific Rocky Mountain, Inc. became a wholly owned subsidiary of The Tantivy Group, Inc. on September 27, 2002 with the effectuation of the Asset Purchase Agreement described in Note 1 above.

	DISCONTINUED OPERATIONS FROM WHOLLY OWNED SUBSIDIARIES:

	------------------------------------------------------------------------
	-----------
Online Television Network Services, Inc.
-----------------------------------------
Online Television Network Services, Inc. ("OTVnet") is a California corporation, established in 1997 and acquired by Tantivy in September 2000, to create and sell online administration and communication tools to labor unions and their associated benefits trust organizations. The Company is discontinuing its operations, and is receiving small amounts of revenue from expiring contracts with clients for Web hosting services.

	Tantivy Technologies, Inc.
	--------------------------
Tantivy Technologies, Inc. was formed by the Company to manage the design and development of its technology services including Web site development, Internet solutions, and software applications. Due to the change in the Company's business plan, the Company has effectively terminated its technology services.

	Tantivy Entertainment, Inc.
	---------------------------
Tantivy Entertainment, Inc. was formed in November 2001. This Company had signed an agreement to exclusively distribute rights to music recorded by the Emmy Award winning Boys Choir of Harlem. The agreement has since been terminated and the operations of the company are discontinued.

Tantivy Sciences, Inc.
	----------------------
The Company had planned to enter the nutritional supplement market through its wholly owned subsidiary, Tantivy Sciences, Inc. In January, 2002 this Company entered into a licensing agreement with V-Tech LLC for the exclusive license to distribute a smoking cessation product called "Natural Smokeless". The agreement has since been terminated and the operations of the company are discontinued.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Presentation:
------------------------------
The condensed consolidated financial statements of The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) and Subsidiaries included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB, and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include business combinations with other entities and the expansion/discontinuance of operations in certain industry segments. Certain financial information that is not required for interim financial reporting purposes has been omitted.

On March 27, 2002, the Company amended its Articles of Incorporation to change its name from Digital Bridge, Inc. to The Tantivy Group, Inc.

               b.   Principles of Consolidation:
                    ----------------------------------
The accompanying consolidated financial statements include the accounts of The Tantivy Group, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

		 c.   Method of Accounting:
                      ---------------------------
The Company maintains its accounts and prepares its financial statements on the accrual basis of accounting.

               d.   Cash and Cash Equivalents:
                    --------------------------------
Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

      e.   Long-Lived Assets:
                     -----------------------
The Company has long-lived assets that are reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. In performing the review of recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition in determining their fair value. When required, impairment losses on assets to be held and used are recognized based on the difference between the fair value and the carrying amount of the assets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

               f.   Fixed Assets and Depreciation:
                    -------------------------------------
Property and equipment are recorded at cost and depreciated on a straight-line basis over estimated useful lives ranging from three to seven years. Maintenance and repairs are charged to expense. The cost of assets retired or disposed of and the related accumulated depreciation have been removed from the accounts.

Mining property is recorded at cost and will be amortized based on a units-of-production method at the time the Company begins mining, extraction, and production activities. Development costs associated with mining property and claims not yet in production are expensed as incurred.

               g.   Revenue Recognition:
                    ---------------------------
The Company has no significant revenues from business operations of its subsidiary, Pacific Rocky Mountain, Inc. as the company was recently formed in May 2002 and is currently in the development stage.

The Company has recorded revenue as earned from its subsidiary, Online Television Network Services, Inc., ratably over the term of its contracts, based on agreed upon prices for website development, website hosting, and management services rendered. Revenue on work in process is recognized in the period in which it is reasonably expected to be collected. Revenue on products sold is recognized upon delivery of the product to the purchaser. Contracts were typically for a one-year term and are expiring as the Company discontinues operations from this industry segment.

h.   Loss Per Common Share:
                    -------------------------------
The computation of loss per common share is based on the weighted average number of common shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Options are anti-dilutive.

i.   Stock Options and Warrants:
                    -------------------------------
The Company accounts for stock options and warrants in accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 prescribes the recognition of compensation based on the fair value of the options on the grant date. The Company values stock options issued based upon an option-pricing model and recognizes this value as an expense over the vesting period.

j.   Start-up Costs:
     ------------------
The costs of start-up activities, including organizational costs, are expensed as incurred. Development costs associated with mineral properties and claims not yet in production are also expensed as incurred.

k.   Costs to Acquire Subsidiary:
     -----------------------------------
The costs to acquire subsidiary pertain to the Tantivy reverse acquisition and are expensed as incurred based on the difference between the net assets of the company and the common stock exchanged.

l.   Income Taxes:
                    -----------------
The Corporation accounts for income taxes in accordance with SFAS 109 "Accounting for Income Taxes", using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. The method uses enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Corporation had no material deferred tax assets or liabilities for the periods presented.

 m.   Recently Enacted Accounting Standards:
                     --------------------------------------------------
In June 2001, the Financial Accounting Standards Board issued FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires, upon the adoption of SFAS 142, that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairment of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangibles with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also requires the Company to complete a transitional goodwill impairment test by six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Management has adopted SFAS 142 in the evaluation of the impairment of goodwill that resulted from the business combination with Pacific Rocky Mountain, Inc. on September 27, 2002.

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

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS
144). SFAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. SFAS 144 also amends the accounting and reporting provisions for the disposal of a segment of business in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30). SFAS 144 is required to be applied in fiscal years beginning after December 15, 2001. Management has complied with the requirements of SFAS 144 in the analysis and write-off of assets impaired during the most recent fiscal year and interim periods.

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

In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002. Management will comply with the requirements of SFAS 146 as it discontinues operations of some of its subsidiaries, however does not anticipate that the adoption of SFAS 146 will have any material impact on the financial statements.

In October 2002, the Financial Accounting Standards Board issued FASB Statement No. 147, Accounting for Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS
147). SFAS 147 amends SFAS 72 and no longer requires companies to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. In addition, SFAS 147 amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions, such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. Management does not anticipate that the adoption of SFAS 147 will have any material impact on the financial statements.

n.   Use of Estimates:
-----------------
The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

o.   Reclassifications:
                    ---------------------
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.


NOTE 4 - SEGMENT DATA

The Company, currently in development stage, plans to operate in one industry segment in its business of extracting precious metals from formant mining claims via its wholly owned subsidiary, Pacific Rocky Mountain, Inc. The Company is winding down and discontinuing operations from its other subsidiaries that are operating in other industry segments, in order to focus its attention on the business of Pacific Rocky Mountain, Inc.


NOTE 5  MINING PROPERTY

The Company's mining property consists of 13 unpatented mining claims on approximately 280 acres of land in Hayfork, California which is located in Trinity County in the northern part of the state. The mining claims were acquired from a third party in May 2002 for $100,000 cash and 21,659,000 shares of Pacific Rocky Mountain's common stock at $.001 par value (before the recapitalization that occurred on September 27, 2002), for a total value of $121,659. The common stock was issued to the third party on May 30, 2002. Terms of the agreement require $100,000 to be paid in four installments of $25,000 each, due by February 8, 2003. At September 30, 2002, $100,000 remains due and the amount is included in Accounts Payable on the balance sheet.

The mining property consisted of the following at September 30, 2002:


                    Mining Claims                           $ 121,659

                    Less accumulated amortization             ---
                    -----------------------------------------------------
                                                            $ 121,659
                    ================================

Amortization expense is $-0- since the Company is in the development stage, and mining production and extraction has not started yet.

NOTE 6 - FURNITURE AND EQUIPMENT

Furniture and Equipment, at cost, is summarized as follows as of September 30, 2002:

                                                    		    2002
                                                                    ------
                                                                    ---

                    Furniture and fixtures                	      2,000
	    ------------------------------------------------------
                                                             	   $
                                                             	   2,000
                    Less accumulated depreciation                 0
                    ------------------------------------------------------

                                                                   $2,000
                    ============================================================

In September 2002, the Company sold and/or wrote down most of its furniture and equipment pertaining to the discontinued operations of its subsidiaries. Depreciation expense and the loss on the sale/disposal of assets are recorded in the attached Statement of Operations of The Tantivy Group, Inc. during the period from July 1, 2002 to September 26, 2002.


NOTE 7 - GOODWILL

As a result of the reverse acquisition that occurred on September 27, 2002, the Company acquired goodwill in the amount of $200,000, which approximates the fair market value of a shell corporation trading on the NASDAQ exchange. The Company will test the goodwill for impairment in accordance with SFAS 142 on an annual basis, at a minimum.


NOTE 8- NOTES PAYABLE

Notes payable consisted of the following at September 30, 2002:

i) A $100,000 note payable, of which the remaining balance is $75,000 plus accrued interest, to a non-related entity with interest accruing at a rate of 12% per annum. The note was originally due on January 16, 2001 and pertains to the Company's discontinued operations. Along with the note, Noteholder received 30,000 warrants to purchase the Company's common stock at an exercise price of $.59 per share. The company renegotiated the repayment of the note in April 2001. Noteholder received an additional 30,000 warrants to purchase the Company's common stock at an exercise price of $.05 per share. The note was renegotiated again in February 2002. The Company is currently in default on the note and presently in negotiations with the note holder.

ii) Notes payable to John Flanders, Sr., for $15,000, with interest at 18% per annum. The note pertains to the Company's discontinued operations. Mr. Flanders was the Senior Vice President of Finance of the Company and the father of the Company's former CEO. Such note is due and payable at Noteholder's discretion.


NOTE 9 - CAPITALIZED LEASES

As of September 30, 2002, the Company had capitalized leases obligations of $54,850. The leases bear interest at rates ranging from 11% to 17% per annum. The leases expire between November 30, 2001 and October 31, 2002 and are currently in default. The related equipment was capitalized and reflected in furniture and equipment, but was disposed of and written down to zero in September 2002.


NOTE 10 - DUE TO STOCKHOLDER

An officer and principal stockholder advanced a total of $57,253 to the Company as of September 30, 2002. There are no specific repayment terms. Interest is imputed at the rate of 5% per annum. As of September 30, 2002, no principal payments were paid on the loan and the Company paid interest in the amount of $600 to the stockholder.


NOTE 11 - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses. Deferred income tax assets arising from any loss carry forwards have been fully reserved as of September 30, 2002.


NOTE 12 - RELATED PARTY TRANSACTIONS

The Company entered into a five year consulting agreement with Arverne Associates, Inc., effective January 1, 2002. Arverne Associates is owned by former officers of the Company. At September 30, 2002, the company owed Arverne Associates $210,690 for past due services and expenses per the agreement and $15,574 for reimbursement of certain operating expenses of the Company. The amounts are included in Accounts Payable on the balance sheet. The agreement has been terminated by mutual agreement of the Company and Arverne Associates effective November 30, 2002.

The Company also entered into a five-year consulting agreement with AZ Estimators, Inc., effective January 1, 2002. AZ Estimators is owned by a former officer of the Company. At September 30, 2002, the company owed AZ Estimators $50,000 for past due consulting services per the agreement. The amount is included in Accounts Payable on the balance sheet. The Agreement has been terminated by mutual agreement of the Company and AZ Estimators effective October 30, 2002.


NOTE 13 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses since inception and there is an accumulated deficit of $1,086,782 at September 30, 2002. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to develop profitable operations from the acquisition of its subsidiary, Pacific Rocky Mountain, Inc. and to obtain additional working capital. Management of the Company believes that it has developed a strategy that will accomplish these objectives, including obtaining additional equity funding, which will enable the Company to continue operations into the future.


NOTE 14 - SUBSEQUENT EVENTS

On December 18, 2002 the Company effectuated the 1 for 5 reverse stock split that was approved by the Board of Directors and shareholders in July 2002. All share and per share data included in the accompanying financial statements and notes have been adjusted to give retroactive effect to this reverse stock split.

The Company is continuing to issue common stock in accordance with the private placement offering that began in June 2002. The offering is for 2,400,000 shares of common stock at $.25 per share.


NOTE 15 - PURCHASE PRICE OF TANTIVY IN REVERSE ACQUISITION

The reverse acquisition in accordance with the Asset Purchase Agreement was accounted for by the purchase method of accounting. Under purchase accounting, the total purchase price is allocated to the tangible and intangible assets and liabilities of Tantivy based upon their respective fair values as of the closing date.

The purchase price and allocation of the net assets acquired as a result of the acquisition is as follows:

Purchase Price:

Fair Value of Common Stock Issued	$     	 128,515

Less: Preliminary Allocation of Net Assets Acquired:
Cash and Cash Equivalents		$          2,557
Accounts Receivable				     735
Furniture & Equipment				   2,000
Other Assets					  18,373
Accounts Payable				(493,123)
Accrued Expenses				(446,743)
Accrued Compensation				 (62,189)
Leases Payable					 (54,850)
Notes Payable					(142,858)
     Net Assets	$			      (1,176,098)

     Total	     				1,304,613

Allocate to Goodwill Based on Value of Trading Shell Corporation 	$
200,000
Costs to Acquire the Subsidiary			1,104,613
     Total				   $    1,304,613

	The shortfall of $1,304,613 was allocated to goodwill in the amount of $200,000 based on the value of a trading shell corporation, and to costs to acquire the subsidiary.

NOTE 16 - PRO FORMA FINANCIAL INFORMATION

The pro forma financial information required by Article 11 of Regulation S-X is presented herein.

	Pro Forma Combined Condensed Financial Data
	-----------------------------------------------------------
	The Unaudited Proforma Financial Statements consisting of the Unaudited Pro Forma Combined Balance Sheet of the Company as of June 30, 2002 and the Unaudited Pro Forma Combined Statements of Operations of the Company for the year ended June 30, 2002 have been prepared to illustrate the estimated effect of the reverse acquisition of Tantivy for the latest fiscal year. The Pro Forma Financial Statements do not reflect any anticipated cost savings from the Tantivy Acquisition, or any synergies that are anticipated to result from the Tantivy Acquisition, and there can be no assurance that any such cost savings or synergies will occur. The Pro Forma Statements of Operations give pro forma effect to the Tantivy Acquisition as if it had occurred on July 1, 2001. The Pro Forma Balance Sheet gives pro forma effect to the Tantivy Acquisition as if it had occurred on June 30, 2002. The Pro Forma Financial Statements do not purport to be indicative of the results of operations or financial position of the Company that would have actually been obtained had such transaction been completed as of the assumed dates and for the period presented, or which may be obtained in the future. The pro forma adjustments are described in the accompanying notes and are based upon available information and certain assumptions that the Company believes are reasonable. The Pro Forma Financial Statements should be read in conjunction with the historical financial statements of the Company and the notes thereto as reported in the annual Form 10-KSB and the quarterly Form 10-QSB and the interim reviewed financial reports included herein.

	A preliminary allocation of the purchase price has been made to major categories of assets and liabilities in the accompanying Pro Forma Financial Statements based on available information. The actual allocation of the purchase price and the resulting effect on income from operations may differ from the pro forma amounts included herein; however, the Company's management believes that any differences in the allocation will be immaterial. These pro forma adjustments represent the Company's preliminary determination of purchase accounting adjustments and are based upon available information and certain assumptions that the Company believes to be reasonable. Consequently, the amounts reflected in the Pro Forma Financial Statements are subject to change, and the final amounts may differ, however, the Company's management believes that any differences in the amounts reflected will be immaterial.

Unaudited Pro Forma Combined Balance Sheet at June 30, 2002

					The Tantivy    Pacific Rocky
					Pro Forma
                                           Group, Inc.   Mountain, Inc.  Pro
                                           Forma  Combined
                                           Historical      Historical
                                           Adjustments Company

ASSETS
CURRENT ASSETS

Cash and Cash Equivalents	  $     1,411     -    		 -       1,411
Accounts receivable, net                3,576	  -              -       3,576
Other Receivables                      17,000     -              -      17,000
Prepaid Expenses                        2,326     -              -       2,326

Total Current Assets                   24,313     -              -      24,313

OTHER ASSETS

Furniture & Equipment
(net of accumulated depreciation)     127,835     -              -     127,835
Mining Property				   -   121,659           -     121,659
Other Assets                           31,502     -              -      31,502
Goodwill & acquisition costs of Subsidiary  -     -      2,080,076
Goodwill                                    -     -     (1,880,076)    200,000

TOTAL ASSETS                      $   183,650    1,659     200,000     505,309

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

Trade Payables                    $   357,194   100,000      -         457,194
Accrued Expenses                      450,227      -         -         450,227
Accrued Compensation                   64,189      -         -          64,189
Unearned Revenue                       16,640      -         -          16,640
Capital Leases Due Within one year     54,850      -         -          54,850
Debt -  Due Within one year           137,057      -         -         137,057
Loans from Stockholders                -       55,546        -          55,546

TOTAL LIABILITIES                $  1,080,157 155,546        -       1,235,703

STOCKHOLDERS DEFICIT

Common Stock($.001 par value, 200,000,000
Shares authorized, 50,856,213 issued
and outstanding)                        1,285 62,807    50,856        (64,092)
                                                                       50,856
Additional Paid In capital          8,727,216   -   (5,204,090)     3,523,126
Deficit                            (9,625,008) (96,694)5,417,326  (4,304,376)

TOTAL STOCKHOLDERS DEFICIT           (896,507) (33,887)  200,000     (730,394)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $183,650 121,659 200,000   505,309






Unaudited Pro Forma Combined Statements of Operations for the Year Ended June 30, 2002

					The Tantivy    Pacific Rocky   Pro Forma
                                         Group, Inc.   Mountain, Inc.
                                           		    		Combined
                                         Historical      Historical      Company


Revenue					$     95,598	   -	    $    95,598

Cost of goods sold         	 	     121,754       -		121,754

Gross Income               	    	      (26,156)     -		(26,156)

General & Administrative Expenses

Salaries, Benefits & Consulting        	       762,544     - 		762,544
Development Costs                                 -        27,154	 27,154
Professional Fees                       	37,405     12,000	 49,405
Depreciation & Amortization               	88,628       -		 88,628
Office and other expense                	257,993    57,540	315,533
Bad Debt Expense                               301,084       -		301,084
Costs to Acquire Subsidiary                  1,880,076       -	      1,880,076
Marketing & Public Relations                   705,815        -		705,815

Total General & Admin Expenses        	     4,033,545     96,694n    4,130,239

Net Loss before Other Income and Expenses   (4,059,701)    (96,694)  (4,156,395)

Other Income & Expenses
(Interest expense) net of interest income      (121,491)     -	       (121,491)
Gain (loss) on sales of assets                   74,960      -		 74,960
Impairment Loss on Long-Lived Assets            (101,450)    -	       (101,450)


Net Loss				      (4,207,682)  (96,694)  (4,304,376)

Loss Per Common shareBasic & Diluted$           (4.99)     (0.02)        (0.92)

Weighted Average Common Shares Outstanding     843,531    4,690,633   4,690,633










INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
  and Stockholders
The Tantivy Group, Inc. and Subsidiaries
(Formerly Digital Bridge, Inc. and Subsidiaries)
(A Nevada Corporation)
Phoenix, Arizona

	We have reviewed the accompanying consolidated balance sheet of The Tantivy Group, Inc. and Subsidiaries (formerly Digital Bridge, Inc. and Subsidiaries) as of September 26, 2002 and September 30, 2001 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the period from July 1, 2002 to September 26, 2002 and for the three months ending September 30, 2001. All information included in these consolidated financial statements is the responsibility of the Company's management.

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

	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported net losses since inception that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Tantivy Group, Inc. and Subsidiaries(a development stage company, formerly Digital Bridge, Inc. and Subsidiaries) as of June 30, 2002, and the consolidated statements of changes in stockholders' equity, operations, and cash flows for the year then ended (not presented herein); and in our report dated November 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. We have not performed any audit procedures subsequent to the date of our report.


/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  December 18, 2002

Index to The Tantivy Group, Inc. and Subsidiaries Consolidated Financial Statements
Before the Reverse Acquisition


    Consolidated Balance Sheet as of September 26,2002 ...........   23

    Consolidated Statements of Operations for the period July 1, 2002 to
     September 26, 2002 and for the three months ended September 30,
     2002.........................................................   24

    Consolidated Statements of Cash Flows for the period July 1, 2002 to
     September 26, 2002 and for the three months ended September 30, 2002
     .............................................................   25

    Notes to Consolidated
    Financial Statements ........................................    26


The Tantivy Group, Inc. and Subsidiaries
(Formerly Digital Bridge, Inc. and Subsidiaries)
Consolidated Balance Sheet

					(unaudited)
					09/26/02

ASSETS
CURRENT ASSETS

Cash and Cash Equivalents		   $     2,557
Receivables, net                                   735

Total current assets                       $     3,292

OTHER ASSETS

Furniture & Equipment
(net of accumulated depreciation)                2,000
Other Assets                                    18,373

TOTAL ASSETS                               $    23,665

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

Trade Payables                              $   493,123
Accrued Expenses                                446,743
Accrued Compensation                             62,189
Unearned Revenue                                    -
Leases Payable                                   54,850
Notes Payable 	                               142,858

TOTAL LIABILITIES                          $  1,199,763

STOCKHOLDERS DEFICIT

Common Stock($.001 par value, 200,000,000
Shares authorized, 1,285,146 issued
and outstanding)                                  1,285
Additional Paid In capital          	      8,727,215
Retained Deficit                             (9,904,598)

TOTAL STOCKHOLDERS DEFICIT                    (1,176,098)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $      23,665



The accompanying notes are an integral part of this financial statement



The Tantivy Group, Inc. and Subsidiaries
(Formerly Digital Bridge, Inc. and Subsidiaries)
Consolidated Statements of Operations



					For the Period		        For the

									three
									months
					July 1, 2002 through		ended
					9/26/2002
					9/30/2001
					(unaudited)
								   (unaudited)


Revenue					$     33,046		     $  29,766

Cost of goods sold         	 	  	   -			64,805

Gross Income               	    	      33,046			(35,039)

General & Administrative Expenses

Salaries, Benefits & Consulting        	     132,959			158,290
Professional Fees                              1,843			 68,111
Depreciation & Amortization                   12,375			 25,788
Office and other expense                      34,933			 64,497

Total General & Admin Expenses        	     182,110			316,686

Net Loss from Operations                    (149,064)		      (351,725)

Other Income & Expenses
(Interest expense) net of interest income     (3,936)			(10,891)
Loss on sale/disposal of assets             (126,590)			      -
Equity Investment loss in Garra Sciences          -
5,654


Net Loss				    (279,590)		       (356,962)

Loss Per Common share Basic & Diluted$           (0.22)                   (0.66)

Weighted Average Common Shares Outstanding    1,285,146                  537,560



The accompanying notes are an integral part of this financial statement









The Tantivy Group, Inc. and Subsidiaries
(Formerly Digital Bridge, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows


					For the period		         For the
					July 1, 2002                       Three
					Months
					through			         Ended
                                           September 26, 2002  September 30,2001
					(unaudited)	       	      (unaudited

Cash Flows from Operating Activities

Net Loss				$ (279,590)		$ (356,962)
Adjustments to reconcile net cash
 used by operating activities
NonCash Adjustments
Depreciation & Amortization                 12,375		    25,788
Loss on sale/disposal of assets            126,590			-
Net Loss on Equity Investment                    -		   (5,654)
Decrease in Receivables                      2,841		   17,143
Decrease in Other Receivables               17,000			0
Increase in Related Party Receivables            -		  (20,830)
Decrease (Increase) in Prepaid Expenses
   and other current assets                  2,328   		   (5,815)
Decrease in other Assets                     3,629		    3,255
Increase in Work in Process                      -		 (155,102)
Increase in Trade Payables		   135,926		   45,356
(decrease) in unearned revenue             (16,640)		   (8,556)
Increase (decrease) in Accrued Expenses     (3,484)		  249,073
Increase (decrease) in Accrued Compensation (2,000)			-

      Net Cash used by Operating Activities (1,025)	         (212,304)

Cash flows from investing activities             -			-

    Net Cash from Investing activities           -    			-

Cash flows from financing activities
  Proceeds from Notes Payables               9,000  		   10,000
  Repayments of Debt                        (6,829)  		   (2,000)
  Net Repayments of Leases Payable               -  		   (7,576)
  Proceeds from issuance of common stock
    and receipt of additional paid in capital    -    		  208,650

   Net Cash provided by financing activities  2,171   		  209,074

(Decrease) Increase in cash and equivalents   1,146		  (3,230)

CASH AND CASH EQUIVALENTS, beginning of period 1,411		   5,391

CASH AND CASH EQUIVALENTS, end of period      $2,557		  $2,161

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During Period for Interest           2,208               3,469
Cash Paid for Taxes                                -		       -
NONCASH INVESTING AND FINANCING ACTIVITIES
Stock Issued in Exchange for Assets           50,000			0
Stock issued in lieu of compensation               0		  347,083
Conversion of Preferred Stock to Common Stock      0	          (2,440)
Conversion of Accounts Payable to Common Stock     0		  16,275
Conversion of Notes Payable to Additional Paid In Capital 0       10,000

The accompanying notes are an integral part of this financial statement



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE TANTIVY GROUP, INC. (FORMERLY DIGITAL BRIDGE, INC.) AND SUBSIDIARIES SEPTEMBER 26, 2002


NOTE 1 - NATURE OF OPERATIONS

The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) is a corporation, located in Phoenix, Arizona, organized under the laws of the State of Nevada. The Company began business in January 2000 for the purpose of providing management, distribution, marketing, and technology services. Effective September 27, 2002, the business plans of the Company changed due to the reverse acquisition and Asset Purchase Agreement with Pacific Rocky Mountain, Inc., whereby the operations of Pacific Rocky Mountain, Inc. are now treated as the operations of the Company. As of September 26, 2002, the Company is in the process of discontinuing all of its other business operations from its other wholly owned subsidiaries, described below. As of September 27, 2002, the Company is in the development stage in its new mining operations via Pacific Rocky Mountain, Inc.

	DISCONTINUED OPERATIONS FROM WHOLLY OWNED SUBSIDIARIES:

	------------------------------------------------------------------------
	-----------
Online Television Network Services, Inc.
-----------------------------------------
Online Television Network Services, Inc. ("OTVnet") is a California corporation, established in 1997 and acquired by Tantivy in September 2000, to create and sell online administration and communication tools to labor unions and their associated benefits trust organizations. The Company is discontinuing its operations, and is receiving small amounts of revenue from expiring contracts with clients for Web hosting services.

	Tantivy Technologies, Inc.
	--------------------------
Tantivy Technologies, Inc. was formed by the Company to manage the design and development of its technology services including Web site development, Internet solutions, and software applications. Due to the change in the Company's business plan, the Company has effectively terminated its technology services.

	Tantivy Entertainment, Inc.
	---------------------------
Tantivy Entertainment, Inc. was formed in November 2001. This Company had signed an agreement to exclusively distribute rights to music recorded by the Emmy Award winning Boys Choir of Harlem. The agreement has since been terminated and the operations of the company are discontinued.

Tantivy Sciences, Inc.
	----------------------
The Company had planned to enter the nutritional supplement market through its wholly owned subsidiary, Tantivy Sciences, Inc. In January, 2002 this Company entered into a licensing agreement with V-Tech LLC for the exclusive license to distribute a smoking cessation product called "Natural Smokeless". The agreement has since been terminated and the operations of the company are discontinued.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Presentation:
------------------------------
The condensed consolidated financial statements of The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) and Subsidiaries included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB, and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include business combinations with other entities and the expansion/discontinuance of operations in certain industry segments. Certain financial information that is not required for interim financial reporting purposes has been omitted.

On March 27, 2002, the Company amended its Articles of Incorporation to change its name from Digital Bridge, Inc. to The Tantivy Group, Inc.

               b.   Principles of Consolidation:
                    ----------------------------------
The accompanying consolidated financial statements include the accounts of The Tantivy Group, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

	 c.   Method of Accounting:
                    ---------------------------
The Company maintains its accounts and prepares its financial statements on the accrual basis of accounting.

               d.   Cash and Cash Equivalents:
                    --------------------------------
Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

      e.   Long-Lived Assets:
                     -----------------------
The Company reviews long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. In performing the review of recoverability, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition in determining their fair value. When required, impairment losses on assets to be held and used are recognized based on the difference between the fair value and the carrying amount of the assets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. During the period from July 1, 2002 to September 26, 2002, impairment loss on long-lived assets totaled $126,590.

               f.   Fixed Assets and Depreciation:
                    -------------------------------------
Property and equipment are recorded at cost and depreciated on a straight-line basis over estimated useful lives ranging from three to seven years. Maintenance and repairs are charged to expense. The cost of assets retired or disposed of and the related accumulated depreciation have been removed from the accounts.

               g.   Revenue Recognition:
                    ---------------------------

The Company has recorded revenue as earned from its subsidiary, Online Television Network Services, Inc., ratably over the term of its contracts, based on agreed upon prices for website development, website hosting, and management services rendered. Revenue on work in process is recognized in the period in which it is reasonably expected to be collected. Revenue on products sold is recognized upon delivery of the product to the purchaser. Contracts were typically for a one-year term and are expiring as the Company discontinues operations from this industry segment.

h.   Loss Per Common Share:
                    -------------------------------
The computation of loss per common share is based on the weighted average number of common shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Options are anti-dilutive.

i.   Stock Options and Warrants:
                    -------------------------------
The Company accounts for stock options and warrants in accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 prescribes the recognition of compensation based on the fair value of the options on the grant date. The Company values stock options issued based upon an option-pricing model and recognizes this value as an expense over the vesting period.

j.   Income Taxes:
                    -----------------
The Corporation accounts for income taxes in accordance with SFAS 109 "Accounting for Income Taxes", using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. The method uses enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Corporation had no material deferred tax assets or liabilities for the periods presented.

 k.   Recently Enacted Accounting Standards:
                     --------------------------------------------------
In June 2001, the Financial Accounting Standards Board issued FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires, upon the adoption of SFAS 142, that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria.

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

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS
144). SFAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. SFAS 144 also amends the accounting and reporting provisions for the disposal of a segment of business in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30). SFAS 144 is required to be applied in fiscal years beginning after December 15, 2001. Management has complied with the requirements of SFAS 144 in the analysis and write-off of assets impaired during the most recent fiscal year and interim periods.

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

In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002. Management will comply with the requirements of SFAS 146 as it discontinues operations of some of its subsidiaries, however does not anticipate that the adoption of SFAS 146 will have any material impact on the financial statements.

In October 2002, the Financial Accounting Standards Board issued FASB Statement No. 147, Accounting for Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS
147). SFAS 147 amends SFAS 72 and no longer requires companies to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. In addition, SFAS 147 amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions, such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. Management does not anticipate that the adoption of SFAS 147 will have any material impact on the financial statements.

l.   Use of Estimates:
	     -----------------
The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

m.   Reclassifications:
                    ---------------------
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.





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

Overview
------------

The Tantivy Group, Inc. is in the process of discontinuing its operations of providing Internet technology solutions through the business model known as "Venture Technology," in which we served our clients as a management consultant, Internet strategy consultant, interactive marketing agency, and technology developer, all seamlessly integrated into a cohesive unit. Effective September 27, 2002, the business plans of Tantivy changed due to the reverse acquisition and Asset Purchase Agreement with Pacific Rocky Mountain, Inc. ("PRM"), described below. The Company is now in the development stage in its new mining operations via Pacific Rocky Mountain, Inc.

On July 2, 2002, the Company announced that that the Company's Board of Directors and a majority of the Company's shareholders had approved the Company effectuating a 1-5 reverse stock split.

On September 27, 2002 the Company entered into an asset purchase agreement with Pacific Rocky Mountain, Inc., in which the Company acquired all of the assets and assumed all of the liabilities of PRM in exchange for fifty million (50,000,000) shares of the Company's Common Stock, after the effectuation of the aforementioned 1-5 reverse spilt giving the shareholders of PRM ownership of 97.5% of the Company's Common Stock. Subsequent to the agreement, the Officers and Directors of the Company resigned and were replaced by eight new Directors, who subsequently appointed new officers. The business combination is treated as a reverse acquisition, with PRM the deemed acquirer in the transaction. The Company effectuated the 1-5 reverse split on December 18, 2002 and will subsequently issue the aforementioned shares to PRM's shareholders.

Pacific Rocky Mountain, Inc. is a development stage company that was founded for the purpose of developing certain recorded claims and acreage situated in central Colorado and California. PRM plans to continue extraction, smelting, casting, and refining of the precious and strategic metals identified in the aforementioned acreage using a patented proprietary process, which will extract and produce the metals in their pure state in a capacity at ten times the current industry standard. Such minerals include Gold, Silver, Platinum, Scandium and Rhodium.


RESULTS OF OPERATIONS

REVENUES

Total revenues from inception and for the three months ended September 30, 2002 totaled $0. This was due to the Company being in development stage and not yet generating revenue.

COST OF SALES

Total Cost of Goods Sold from inception and for the three months ended September 30, 2002 totaled $0. This was due to the Company being in development stage and not yet generating revenue.

OPERATING  EXPENSES

Development costs have totaled $30,124 from inception and $2,970 for the three months ended September 30 31,2002 as a result of the company just starting to develop its business

Professional Fees totaled $25,750 from inception and $13,750 for the three months ended September 30 31,2002 as a result of the company just starting to develop its business

Costs to Acquire Subsidiary from inception and for the three months ended September 30, 2002 totaled $1,104,613. This was a result of the difference between the purchase price of Tantivy in the reverse acquisition and the value of its common stock and assumed debt.

Office and Other Expenses totaled $75,573 from inception and $18,033 for the three months ended September 30,2002 as a result of the company just starting to develop its business.

ITEM  3 INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The net operating loss carry-forward as of September 30, 2002 is approximately $6,422,909. These carry-forwards will be available to offset future taxable income and expire beginning in 2019. Deferred income tax assets arising from such loss carry forwards have been fully reserved as of September 30, 2002.

ITEM 4 STOCK INCENTIVE PLAN

The Company has drafted a stock incentive plan for directors, officers, employees and consultants of the Company and affiliated companies, which provides for nonqualified and incentive stock options. The maximum number of shares of common stock reserved and available for issuance under this plan is nine million. As of September 30, 2002, zero options were outstanding.

The fair market value of the above options was determined by using a Black Scholes option-pricing model. The calculated fair value at the dates of the grants was zero, and therefore has no impact on earnings or earnings per share.

The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for the stock incentive plan, recognizing compensation expense to the extent of the difference between the fair value of the underlying stock at the measurement date less the amount the employee is required to pay. There were no charges to compensation expense during the period ended September 30, 2002.

An alternative method of accounting for stock options is Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and compensation cost is recognized ratably over the vesting period. Had the Company followed SFAS 123, no significant adjustment would have been made to the statement of operations during the period ended September 30, 2002.

ITEM 5 CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company concluded that its disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $19,457 for the three months ended September 30, 2002 and $75,003 from inception through September 27, 2002

Net cash provided by financing and investing activities was $22,014 for the three months ended September 30, 2002 and $77,560 from inception through September 27, 2002 mostly from shareholder loans, cash acquired through the merger and shares sold in a private placement.

The Company believes that its available cash resources combined with proceeds from capital raising transactions will be sufficient to meet its anticipated working capital and capital expenditure requirements through the end of December 2002. The company is actively seeking to raise additional funds from investors or other financing. The Company intends to use the additional capital to fund more rapid expansion and develop the mining business. If adequate funds are not available on acceptable terms, the Company's business, results of operation and financial condition would be materially adversely affected.

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

ORE RESERVE ESTIMATES

Management's proven and probable reserve figures are estimates, and no assurance can be given that the indicated levels of recovery of gold and copper will be realized. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold and other metals, as well as increased production costs or reduced recovery rates, could render our proven and probable gold and other reserves containing relatively lower grades of mineralization uneconomic to exploit and may ultimately result in a reduction of reserves.

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

UNCERTAINTY OF DEVELOPMENT PROJECTS

It may take several years until production of precious metals is possible using our patented proprietary process, during which time the economic feasibility of production may change. Development projects have no operating history upon which to base estimates of future cash operating costs. Particularly for development projects, estimates of proven and probable reserves and cash operating costs are, to a large extent, based upon the interpretation of geologic data obtained from drill holes and other sampling techniques, and feasibility studies which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the gold from the ore, comparable facility and equipment operating costs, anticipated climatic conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns may differ significantly from those currently estimated. It is not unusual in new mining operations to experience unexpected problems during the start-up phase. Delays often can occur in the commencement of production.

MINING RISKS AND RISK OF NONAVAILABILITY OF INSURANCE

The business of gold mining is subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations or other geological or grade problems, encountering unanticipated ground or water conditions, cave-ins, pitwall failures, flooding, rock falls, periodic interruptions due to inclement or hazardous weather conditions or other unfavorable operating conditions and other acts of God and gold bullion losses. Such risks could result in damage to, or destruction of, mineral properties or producing facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. We maintain insurance against risks that are typical in the operation of its business and in amounts that it believes to be reasonable. Such insurance, however, contains exclusions and limitations on coverage. There can be no assurance that such insurance will continue to be available, will be available at economically acceptable premiums or will be adequate to cover any resulting liability.

WE HAVE A LIMITED OPERATING HISTORY AND HAVE MADE NO PROFITS SO FAR.

We are a development stage company and have not generated any revenues from our
new line of business.   We have incurred start up costs and other administrative
expenses and have not booked any profits so far.

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

WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL NEEDED TO OPERATE AND GROW OUR BUSINESS, THEREBY REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

Our capital requirements in connection with the development and expansion of our business have been and will continue to be substantial. We will require additional funds to mine and process our mineral reserves, acquire new reserves, and to run our operations. We cannot assure you that we can obtain any significant additional financing on commercially attractive terms, in a timely fashion, in sufficient amounts or at all. If adequate funds are not available, we would have to scale back our operations, including mining and refining our reserves, all of which could cause us to lose both customers and market share and ultimately cease operations.

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
in the United States District Court, District of Phoenix. We are asking for unspecified damages for breach of contract, fraud et. al. arising out of a block stock purchase that Defendants did not pay for in full. Defendants have filed an answer and counterclaims in the suit, which we intend to vigorously contest. Our claim has recently been dismissed without prejudice due to the Company's lack of legal counsel. The Company is in the process of obtaining legal counsel so as to refile its complaint. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties.

b)	Creditors Adjustment Bureau, Inc., v Digital Bridge, Inc. filed April,
2002 in Superior Court of California, County of Los Angeles. The plaintiff, as assignee, is seeking damages in the amount of approximately $32,000 plus pre-judgment interest, attorney's fees and court costs for breach of contract for legal services allegedly supplied to Tantivy Bridge, Inc. by the Law Firm of Arter & Hadden. We have not filed an answer in the suit. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Substantially the entire amount claimed in this lawsuit has been accrued in the financial statements.

c)	Bowne of Phoenix, Inc. v. Digital Bridge, Inc. filed October, 2001 in
Superior Court of Arizona, County of Maricopa. The plaintiff, is seeking damages in the amount of approximately $7,000 plus pre-judgment interest, attorney's fees and court costs for breach of contract for services allegedly supplied to the Company. We have filed an answer in the suit and we intend to vigorously contest it. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. The Company has signed a stipulation of judgement in this matter calling for the Company to pay approximately $12,000 on or before December 17,2002. . Substantially the entire amount claimed in this lawsuit has been accrued in the financial statements.

Item 2.  Changes in Securities

         The company effectuated a 1-5 reverse stock split on December 18, 2002

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders


	None


Item 5. Other Information

         None


Item  6.  Exhibits and Reports on Form 8-K.

On October 5, 2002 Registrant filed a form 8-K announcing that on September 27, The Tantivy Group, Inc. ("Tantivy") signed an asset purchase agreement in which Tantivy will acquire all of the assets and assume all of the liabilities of Pacific Rocky Mountain, Inc., a Florida corporation ("PRM"). After the effectuation of a 1-5 reverse split, Tantivy will issue to the shareholders of PRM an aggregate of 50,000,000 shares of Tantivy common stock that presently has a fair market value of $.10 per share (after taking into affect the aforementioned 1-5 reverse spit) or an aggregate market value of $5,000,000. The consideration was the product of arms' length negotiations and was based on PRM's prospects.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



 THE TANTIVY GROUP, INC.


 By:  /s/ James Logan
----------------------------------
James Logan
Chief Executive Officer, Chief Financial and a Director
Date: December 18, 2002


CERTIFICATION


	In connection with the Quarterly Report of The Tantivy Group, Inc. and Subsidiaries (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Logan, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

	By: /s/ James Logan

                                          -------------------------------------
	Chief Executive and Financial Officer
                                          Date: December 18, 2002



CERTIFICATION PURSUANT TO THE
SARBANES-OXLEY ACT

I, James Logan, the Chief Executive and Financial Officer of The Tantivy Group, Inc., certify that:

1. 	I have reviewed this quarterly report on Form 10-QSB of The Tantivy
Group, Inc. and Subsidiaries;

2. 	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. 	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. 	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) 	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) 	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) 	presented in this quarterly report my conclusions about the
effectiveness of the disclosure controls and procedures based on my evaluation as of the evaluation date;

5.	I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) 	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) 	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. 	I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	By: /s/ James Logan

                                          ------------------------------------
	Chief Executive and Financial Officer
                                          Date: December 18, 2002