Form 10QSB
period 2002-12-31
DIGITAL BRIDGE INC
filed 2003-02-21
CIK 1090052

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2002

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


State the number of shares outstanding of each of the issuer's classes of common Equity, as of the latest practicable date: As of February 1, 2003, 54,481,046 shares of common stock, par value $.001, were issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ] No [X]


                     INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
  and Stockholders
The Tantivy Group, Inc. and Subsidiaries
(A Development Stage Company)
(Formerly Digital Bridge, Inc. and Subsidiaries)
(A Nevada Corporation)
Phoenix, Arizona

	We have reviewed the accompanying consolidated balance sheet of The Tantivy Group, Inc. and Subsidiaries (a development stage company, formerly Digital Bridge, Inc. and Subsidiaries) as of December 31, 2002, the related consolidated statements of operations for the three and six months ended December 31, 2002, and the related consolidated statement of cash flows for the six months ended December 31, 2002; and for the period from May 20, 2002 (inception) to December 31, 2002. All information included in these consolidated financial statements is the responsibility of the Company's management.

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

	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
	Note 12, the Company has reported net losses since inception that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  February 18, 2002





                         PART I - FINANCIAL INFORMATION


              Item 1. Consolidated Financial Statements.
              Index to Consolidated Financial Statements


    Consolidated Balance Sheets as of December 31, 2002....................... 5

    Statement of Operations for the three and six months ended December 31, 2002 and from Date of Inception through December 31, 2002..................... 6

    Statement of Cash Flows for the six months ended December 31, 2002 and from Date of Inception through December 31,2002...................... 7

    Notes to Consolidated Financial Statements................................ 8




The Tantivy Group, Inc. and Subsidiaries
(A Development Stage Company)
(Formerly Digital Bridge, Inc. and Subsidiaries)
Consolidated Balance Sheets

					(Unaudited)
					12/31/02

ASSETS
CURRENT ASSETS

Cash and Cash Equivalents		$    3,872

OTHER ASSETS

Mining Property				   121,659
Goodwill                                   200,000

Total other assets                         321,659

TOTAL ASSETS                            $  325,531

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Trade Payables                         $   105,000
Accrued Expenses                           111,762
Leases Payable                              54,850
Notes Payable 	                           141,699
Liabilities from Discontinued Operations   955,805

TOTAL CURRENT LIABILITIES             $  1,369,116

LONG TERM LIABILITIES
Loans from Stockholders                     45,881

TOTAL LIABILITIES                     $  1,414,997

STOCKHOLDERS' DEFICIT

Common Stock($.001 par value, 200,000,000
Shares authorized, 54,115,146 issued
and outstanding)                            54,115
Additional Paid In capital          	   296,457
Deficit Accumulated During Development Stage
					(1,440,038)

TOTAL STOCKHOLDERS' DEFICIT             (1,089,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT $
					   325,531



The accompanying notes are an integral part of these financial statements.


The Tantivy Group, Inc. and Subsidiaries
(A Development Stage Company)
(Formerly Digital Bridge, Inc. and Subsidiaries)
Consolidated Statement of Operations
									From
									Date
					For the		For the	        of
					Inception
					Three Months	Six Months	(May
					20,2002)
					Ended		Ended		through
					12/31/2002	12/31/02
					12/31/2002
					(Unaudited)	(Unaudited)
					(Unaudited)


Revenue					$     -		$     -		$     -

Cost of Goods Sold         	 	      -        	      -               -

Gross Income               	    	 $    -           $   -         $     -

General & Administrative Expenses
 Development Costs          	      	 $    -         $ 2,970         $ 30,124
 Professional Fees                      136,938         150,688          162,688
 Costs to Acquire Subsidiary           	      -       1,104,613        1,104,613
 Office and Other Expense                62,719          80,752          138,292

Total General & Administrative Expenses
				      $ 199,657      $1,339,023       $1,435,717

Net Loss before Other Income and Expenses
				      $(199,657)   $(1,339,023)     $(1,435,717)

Other Income & Expenses
 Interest Expense                        (3,365)        (4,321)          (4,321)

Loss From Continuing Operations       $(203,022)   $(1,343,344)     $(1,440,038)

Discontinued Operations
 Loss on Disposal of Subsidiaries             -              -                -

Net Loss			      $(203,022)   $(1,343,344)     $(1,440,038)

Loss Per Common Share-Basic & Diluted    $(0.00)         $(.03)          $(0.03)

Weighted Average Common Shares Outstanding
				     53,161,559     51,608,717       50,023,041



The accompanying notes are an integral part of these financial statements.


The Tantivy Group, Inc. and Subsidiaries
(A Development Stage Company)
(Formerly Digital Bridge, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows

									From
									Date
						For the		        of
								       Inception
						Six Months	   (May 20,2002)
						Ended	      through 12/31/2002
						12/31/2002	     (Unaudited)
						(Unaudited)

Cash Flows from Operating Activities

Net Loss					$ (1,343,344) 	  $ (1,440,038)
Adjustments to Reconcile Net Cash
 Provided by Operating Activities:
Non Cash Compensation                                 19,250		60,398
Costs to Acquire Subsidiary                        1,104,613	     1,104,613
  Changes in Assets and Liabilities:
Other Assets		                              21,108	        21,108
Trade Payables		                               5,000	         5,000
Accrued Expenses                                     111,762	       111,762
Liabilities from Discontinued Operations             (46,250)	       (46,250)

  Total Adjustments                                1,215,483         1,256,631

    Net Cash used by Operating Activities           (127,861)         (183,407)

Cash Flows from Investing Activities

Cash Received in Acquisition of Subsidiary             2,557		2,557

    Net Cash from Investing activities                 2,557    	2,557

Cash Flows from Financing Activities

  Increase/Decrease)in Loans from Shareholders        (9,665)  	       45,881
  Net Repayment of Debt                               (1,159)  	       (1,159)
  Proceeds from Issuance of Common Stock             140,000  	      140,000

   Net Cash Provided by Financing Activities         129,176   	      184,722

Net Increase in Cash and Cash Equivalents              3,872            3,872

Cash and Cash Equivalents, Beginning of period             -                -

Cash and Cash Equivalents, End of period  	      $3,872           $3,872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid for Interest                                   956              956
Cash Paid for Taxes                                        -                -

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock Issued to Founders of Pacific Rock Mountain          -           20,477
Stock Issued for Services                                385            3,309
Stock Issued to Acquire Mining Claims                      -           26,170
Debt Incurred to Acquire Mining Claims                     -          100,000


The accompanying notes are an integral part of these financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE TANTIVY GROUP, INC. (FORMERLY DIGITAL BRIDGE, INC.) AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2002



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

Pacific Rocky Mountain, Inc.
---------------------------------
Pacific Rocky Mountain, Inc. ("PRM") is a development stage company that was incorporated on May 20, 2002, under the laws of the State of Florida to acquire mining claims and develop them utilizing a patented proprietary process for the extraction of precious metals. PRM owns mining claims in Hayfork, California consisting of known mined ore and tailings. PRM plans to perform the extraction, smelting, casting, and refining of metals such as gold, silver, platinum, scandium, and rhodium. Its principal activities since inception have consisted of financial planning, establishing sources of production and supply, developing markets, and raising capital. Its principal operations consisting of the extraction of precious metals have not started; therefore the Company has no present sources of significant revenues. Pacific Rocky Mountain, Inc. became a wholly owned subsidiary of The Tantivy Group, Inc. on September 27, 2002 with the effectuation of the Asset Purchase Agreement described below.

DISCONTINUED OPERATIONS FROM WHOLLY OWNED SUBSIDIARIES:

------------------------------------------------------------------------

Online Television Network Services, Inc.
-----------------------------------------------
Online Television Network Services, Inc. ("OTVnet") is a California corporation, established in 1997 and was acquired by Tantivy in September 2000 to create and sell online administration and communication tools to labor unions and their associated benefits trust organizations. The Company is discontinuing its operations as it completes its final contracts with clients for Web hosting services.

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


NOTE 2 - SUMMARY OF BUSINESS COMBINATION TRANSACTION

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

Per the Asset Purchase Agreement, Tantivy acquired all of the assets and assumed all of the liabilities of PRM. After effectuation of a 1 for 5 reverse stock split, which occurred on December 18, 2002, Tantivy will issue to the shareholders of PRM an aggregate of 50,000,000 shares of its common stock at the fair market value of $.10 per share on September 27, 2002 (after taking into account the 1 for 5 reverse stock split). The shareholders of PRM will exchange their PRM common stock pro rata for the 50,000,000 common shares of Tantivy and consequently own 97.5% of the issued and outstanding shares of Tantivy common stock. The transaction was entered into based on PRM's potential business prospects. The purchase price was determined based on the number and value of the original Tantivy shareholders' common stock plus the assumption of Tantivy's debt. Goodwill was recorded based on the fair value of the Tantivy shell corporation and the difference was recorded as costs to acquire subsidiary in the Statement of Operations. As a result of the Asset Purchase Agreement, the officers and directors of Tantivy resigned and were replaced by the officers and directors of PRM. PRM is the deemed acquirer in the transaction.

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

All references to the "Company" herein include The Tantivy Group, Inc. and its wholly owned subsidiaries described in Note 1.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Presentation:
------------------------------
The consolidated financial statements of The Tantivy Group, Inc. (formerly Digital Bridge, Inc.) and Subsidiaries included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB, and other reports filed with the SEC.

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

f.   Fixed Assets and Depreciation:
-------------------------------------
Mining property is recorded at cost and will be amortized based on a units-of-production method at the time the Company begins mining, extraction, and production activities. Development costs associated with mining property and claims not yet in production are expensed as incurred.

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

In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002. Management will comply with the requirements of SFAS 146 as it discontinues operations of some of its subsidiaries, however it does not anticipate that the adoption of SFAS 146 will have any material impact on the financial statements.

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


NOTE 4 - SEGMENT DATA

The Company, currently in the development stage, plans to operate in one industry segment in its business of extracting precious metals from dormant mining claims via its wholly owned subsidiary, Pacific Rocky Mountain, Inc. The Company is winding down and discontinuing operations from its other subsidiaries that are operating in other industry segments, in order to focus its attention on the business of Pacific Rocky Mountain, Inc.


NOTE 5 - MINING PROPERTY

The Company's mining property consists of 13 unpatented mining claims on approximately 280 acres of land in Hayfork, California, which is located in Trinity County in the northern part of the state. The mining claims were acquired from a third party in May 2002 for $100,000 and 21,659,000 shares of Pacific Rocky Mountain's common stock at $.001 par value (before the recapitalization that occurred on September 27, 2002), for a total value of $121,659. The common stock was issued to the third party on May 30, 2002. Terms of the agreement required the $100,000 to be paid in four installments of $25,000 each, due by February 8, 2003. At December 31, 2002, $100,000 remains due and the amount is included in Accounts Payable on the balance sheet. The Company received an extension of time to pay from the third party.

The mining property consisted of the following at December 31, 2002:


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


NOTE 6 - GOODWILL

As a result of the reverse acquisition that occurred on September 27, 2002, the Company acquired goodwill in the amount of $200,000, which approximates the fair market value of a shell corporation trading on the NASDAQ exchange. The Company will test the goodwill for impairment in accordance with SFAS 142 on a periodic basis.


NOTE 7- NOTES PAYABLE

Notes payable consisted of the following at December 31, 2002:

i) A $100,000 note payable, of which the remaining balance is $71,000 plus accrued interest, to a non-related entity with interest accruing at a rate of 12% per annum. The note was originally due on January 16, 2001 and pertains to the Company's discontinued operations. Along with the note, Noteholder received 30,000 warrants to purchase the Company's common stock at an exercise price of $.59 per share. The company renegotiated the repayment of the note in April 2001. Noteholder received an additional 30,000 warrants to purchase the Company's common stock at an exercise price of $.05 per share. The note was renegotiated again in February 2002. The Company is currently in default on the note and presently in negotiations with the note holder.

ii) Notes payable to a former officer and a director of the Company for $8,400 plus accrued interest, with interest accruing at a rate of 12% per annum. The note pertains to the Company's discontinued operations. Such notes are due and payable at Noteholder's discretion.

iii) Two lines of credit with banks with a remaining total balance of $27,946 with interest at 14% per annum.


NOTE 8 - CAPITALIZED LEASES

As of December 31, 2002, the Company had capitalized lease obligations of $54,850. The leases bear interest at rates ranging from 11% to 17% per annum. The leases expired between November 30, 2001 and October 31, 2002 and are currently in default. The related equipment was capitalized and reflected in furniture and equipment, but was disposed of and written down to zero in September 2002.


NOTE 9 - DUE TO STOCKHOLDER

The Company owed an officer and principal stockholder a total of $45,881 as of December 30, 2002. There are no specific repayment terms. Interest is imputed at the rate of 5% per annum.


NOTE 10 - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses. Deferred income tax assets arising from any loss carry forwards have been fully reserved as of December 31, 2002.


NOTE 11 - RELATED PARTY TRANSACTIONS

The Company entered into a five year consulting agreement with Arverne Associates, Inc., effective January 1, 2002. Arverne Associates is owned by former officers of the Company. At December 31, 2002, the company owed Arverne Associates $210,690 for past due services and expenses per the agreement and $15,574 for reimbursement of certain operating expenses of the Company. The amounts are included in Liabilities from Discontinued Operations on the balance sheet. The agreement has been terminated by mutual agreement of the Company and Arverne Associates effective November 30, 2002.

The Company also entered into a five-year consulting agreement with AZ Estimators, Inc., effective January 1, 2002. AZ Estimators is owned by a former officer of the Company. At December 31, 2002, the company owed AZ Estimators $50,000 for past due consulting services per the agreement. The amount is included in Liabilities from Discontinued Operations on the balance sheet. The Agreement has been terminated by mutual agreement of the Company and AZ Estimators effective October 30, 2002.


NOTE 12 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses since inception and there is an accumulated deficit of $1,440,038 at December 31, 2002. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to develop profitable operations from the acquisition of its subsidiary, Pacific Rocky Mountain, Inc. and to obtain additional working capital. Management of the Company believes that it has developed a strategy that will accomplish these objectives, including obtaining additional equity funding, which will enable the Company to continue operations into the future.


NOTE 13 - SUBSEQUENT EVENTS

In January, 2003 the Board of Directors approved the sale of its wholly owned subsidiaries Online Television Network Services, Inc.; Tantivy Technologies, Inc.; Tantivy Entertainment, Inc.; and Tantivy Sciences, Inc. Terms of an agreement with the purchaser have not been finalized..

The Company is continuing to issue common stock in accordance with the private placement offering that began in June 2002. The offering is for 2,400,000 shares of common stock at $.05 per share.


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


RESULTS OF OPERATIONS

REVENUES AND COST OF SALES

The Company is in the development stage and has not yet generated revenues or incurred any cost of sales.

OPERATING  EXPENSES

Development costs have totaled $30,124 from inception and $2,970 for the six months ended December 31, 2002 as a result of the company just starting to develop its business

Professional Fees totaled $162,688 from inception and $150,688 for the six months ended December 31, 2002, consisting primarily of accounting fees, SEC filing fees, and consulting fees pertaining to new business development.

Costs to Acquire Subsidiary from inception and for the six months ended December 31, 2002 totaled $1,104,613. This was a result of the difference between the purchase price of Tantivy in the reverse acquisition and the value of its common stock and assumed debt.

Office and Other Expenses totaled $138,292 from inception and $80,752 for the six months ended December 31, 2002 as a result of the company just starting to develop its business.

ITEM  3 INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. Deferred income tax assets arising from any loss carry forwards have been fully reserved as of December 31, 2002.

ITEM 4 STOCK INCENTIVE PLAN

The Company has drafted a stock incentive plan for directors, officers, employees and consultants of the Company and affiliated companies, which provides for nonqualified and incentive stock options. The maximum number of shares of common stock reserved and available for issuance under this plan is nine million. As of December 31, 2002, zero options were outstanding.

The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for the stock incentive plan, recognizing compensation expense to the extent of the difference between the fair value of the underlying stock at the measurement date less the amount the employee is required to pay. There were no charges to compensation expense during the period ended December 31, 2002.

An alternative method of accounting for stock options is Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and compensation cost is recognized ratably over the vesting period. Had the Company followed SFAS 123, no significant adjustment would have been made to the statement of operations during the period ended December 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $127,861 for the six months ended December 31, 2002 and $183,407 from inception through December 31, 2002

Net cash provided by financing and investing activities was $131,733 for the six months ended December 31, 2002 and $187,279 from inception through December 31, 2002 and consisted primarily of shareholder loans ($45,881), cash acquired from the merger, and cash received ($140,000) from common shares sold in a private placement offering.

The Company believes that its available cash resources combined with proceeds from capital raising transactions will be sufficient to meet its anticipated working capital and capital expenditure requirements until it begins is operations in the mining business. The company is actively seeking to raise additional funds from investors or other financing. The Company intends to use the additional capital to fund more rapid expansion and develop the mining business. If adequate funds are not available on acceptable terms, the Company's business, results of operations, and financial condition would be materially adversely affected.

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

Risk Factors
-----------------

GOLD PRICE VOLATILITY

The cash flows and profitability of the Company's operations will be significantly affected by changes in the market price of gold, once business operations commence. Market gold prices can fluctuate widely and are affected by numerous factors beyond our control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted) and of other currencies, interest rates, gold sales by central banks, forward sales by producers, global or regional political or economic events, and production and cost levels in major gold-producing regions such as South Africa. In addition, the price of gold sometimes is subject to rapid short-term changes because of speculative activities. The current demand for and supply of gold affect gold prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new production from mining and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. As the amounts produced in any single year constitute a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant impact on the supply of gold or on its price. If revenue from gold sales falls for a substantial period below our cost of production at its operations, we could determine that it is not economically feasible to continue commercial production at any or all of its operations or to continue the development of some or all of its projects. The gold market generally is characterized by volatile prices.

IMPACT OF PRICE PROTECTION ACTIVITIES

The Company has contracted with another party to purchase all of its gold production at a fixed cost below the market price. Although this may protect us against not having a market for our production, it may also prevent full participation in subsequent increases in the market price for gold with respect to covered production.

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

ORE RESERVE ESTIMATES

Management's proven and probable reserve figures, once operations commence, are estimates, and no assurance can be given that the indicated levels of recovery of ore will be realized. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold and other metals, as well as increased production costs or reduced recovery rates, could render our proven and probable gold and other reserves containing relatively lower grades of mineralization uneconomic to exploit and may ultimately result in a reduction of reserves.

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

The Company has completed a reverse acquisition and has entered into and departed from new lines of business and expects to pursue additional acquisitions in the future as a key component of the Company's business strategy. There can be no assurance that attractive acquisition opportunities will be available to the Company, that the Company will be able to obtain financing for or otherwise consummate any future acquisitions or that any acquisitions which are consummated will prove to be successful. Moreover, acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company's other businesses, the diversion of management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. In addition, future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock which could be dilutive to holders of Common Stock.


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

c)	Bowne of Phoenix, Inc. v. Digital Bridge, Inc. filed October, 2001 in
Superior Court of Arizona, County of Maricopa. The plaintiff, is seeking damages in the amount of approximately $7,000 plus pre-judgment interest, attorney's fees and court costs for breach of contract for services allegedly supplied to the Company. We have filed an answer in the suit and we intend to vigorously contest it. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. The Company has signed a stipulation of judgement in this matter calling for the Company to pay approximately $12,000 on or before December 17, 2002, of which it is currently in default. Substantially the entire amount claimed in this lawsuit has been accrued in the financial statements.

Item 2.  Changes in Securities

         The company effectuated a 1-5 reverse stock split on December 18, 2002

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders


	None


Item 5. Other Information

         None


Item  6.  Exhibits and Reports on Form 8-K.

On October 5, 2002 Registrant filed a form 8-K announcing that on September 27, The Tantivy Group, Inc. ("Tantivy") signed an asset purchase agreement in which Tantivy acquired all of the assets and assume all of the liabilities of Pacific Rocky Mountain, Inc., a Florida corporation ("PRM"). After the effectuation of a 1-5 reverse split, Tantivy will issue to the shareholders of PRM an aggregate of 50,000,000 shares of Tantivy common stock that had a fair market value of $.10 per share (after taking into affect the aforementioned 1-5 reverse spit) or an aggregate market value of $5,000,000. The consideration was the product of arms' length negotiations and was based on PRM's prospects.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



 THE TANTIVY GROUP, INC.


 By:  /s/ James Logan
----------------------------------
James Logan
Chief Executive Officer, Chief Financial Officer and a Director
Date: February 20, 2003


CERTIFICATION


	In connection with the Quarterly Report of The Tantivy Group, Inc. and Subsidiaries (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Logan, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

	By: /s/ James Logan

                                          -------------------------------------
	Chief Executive and Financial Officer
                                          Date: February 20, 2003



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

	By: /s/ James Logan

        ------------------------------------
	Chief Executive and Financial Officer
        Date: February 20, 2003