Form 10QSB
period 2003-03-31
ORETECH INC
filed 2003-05-20
CIK 1090052

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________________ TO ___________________


                       Commission file number : 000-26755


                    THE TANTIVY GROUP, INC. AND SUBSIDIARIES
                 (Name of Small Business Issuer in its Charter)

                    Nevada                              88-0417771
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)             Identification Number)

           300 Jackson Avenue, Columbus, Georgia          31901
        (Address of Principal Executive Offices)        (Zip Code)

                                 (706) 494-1440
                (Issuer's Telephone Number, Including Area Code)

                        3300 Inverrary Boulevard, Suite E
                              Lauderhill, FL 33319
                                (Former Address)



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

State the number of shares outstanding of each of the issuer's classes of common Equity, as of the latest practicable date: As of May 16, 2003, 55,613,146 shares of common stock, par value $.001, were issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ] No [X]

                     INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors
  and Stockholders
The Tantivy Group, Inc. and Subsidiaries
(A Development Stage Company)
(A Nevada Corporation)
Columbus, Georgia


         We have reviewed the accompanying consolidated balance sheet of The Tantivy Group, Inc. and Subsidiaries (a development stage company) as of March 31, 2003, the related consolidated statements of operations for the three and nine months ended March 31, 2003, and the related consolidated statement of cash flows for the nine months ended March 31, 2003; and for the period from May 20, 2002 (inception) to March 31, 2003. All information included in these consolidated financial statements is the responsibility of the Company's management.

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

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11, the Company has reported net losses since inception that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Tantivy Group, Inc. and Subsidiaries (a development stage company) as of June 30, 2002, and the consolidated statements of changes in stockholders' equity, operations, and cash flows for the year then ended (not presented herein); and in our report dated November 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. We have not performed any audit procedures subsequent to the date of our report.


/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  May 16, 2003

                         PART I - FINANCIAL INFORMATION


                    Item 1. Consolidated Financial Statements

                   Index to Consolidated Financial Statements


    Consolidated Balance Sheets as of March 31, 2003    ...................... 5

    Consolidated Statements of Operations for the Three and Nine Months Ended
     March 31, 2003 and from Date of Inception through March 31, 2003......... 6

    Consolidated Statements of Cash Flows for the Three Months Ended
     March 31, 2003 and from Date of Inception through March 31,2003.......... 7

    Notes to Consolidated Financial Statements................................ 8

The Tantivy Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet

                                                                     (Unaudited)
                                                                      03/31/03

ASSETS
CURRENT ASSETS

Cash and Cash Equivalents                                           $        --

OTHER ASSETS

Mining Property                                                         121,659
Goodwill                                                                200,000
                                                                    ------------

Total other assets                                                      321,659
                                                                    ------------

TOTAL ASSETS                                                        $   321,659
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Trade Payables                                                      $   200,396
Accrued Expenses                                                        198,506
Notes Payable                                                           148,612
Liabilities from Discontinued Operations                                918,754
                                                                    ------------

TOTAL CURRENT LIABILITIES                                           $ 1,466,268
LONG TERM LIABILITIES
Loans from Stockholders                                                  22,286
                                                                    ------------

TOTAL LIABILITIES                                                   $ 1,488,554

STOCKHOLDERS' DEFICIT

Common Stock($.001 par value, 200,000,000
Shares authorized, 55,243,146 issued
and outstanding)                                                         55,243
Additional Paid In capital                                              351,729
Deficit Accumulated During Development Stage                         (1,573,867)
                                                                    ------------

TOTAL STOCKHOLDERS' DEFICIT                                          (1,166,895)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   321,659
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

The Tantivy Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
                                                                             From Date
                                             For the          For the        of Inception
                                             Three Months     Nine Months    (May 20,2002)
                                             Ended            Ended          through
                                             03/31/2003       03/31/03       03/31/2003
                                             (Unaudited)      (Unaudited)    (Unaudited)

Revenue                                      $         --    $         --    $         --

Cost of Goods Sold                                     --              --              --
                                             ---------------------------------------------

Gross Income                                 $    -           $     -          $    -

General & Administrative Expenses
 Development Costs                           $         --    $      2,970    $     30,124
 Professional Fees                                129,956         280,644         292,645
 Costs to Acquire Subsidiary                       (4,395)      1,100,218       1,100,218
 Office and Other Expense                           4,935          85,687         143,227
                                             ---------------------------------------------

Total General & Administrative Expenses      $    130,496    $  1,469,519    $  1,566,214
                                             ---------------------------------------------

Net Loss before Other Income and Expenses    $   (130,496)   $ (1,469,519)   $ (1,566,214)

Other Income & Expenses
 Interest Expense                                  (3,332)         (7,653)         (7,653)
                                             ---------------------------------------------

Net Loss                                     $   (133,828)   $ (1,477,172)   $ (1,573,867)
                                             =============================================

Loss Per Common Share-Basic & Diluted        $      (0.00)   $      (0.03)   $      (0.03)
                                             =============================================

Weighted Average Common Shares Outstanding     54,679,146      52,621,573      50,023,041
                                             =============================================


        The accompanying notes are an integral part of these financial statements.

                                          Page 6

The Tantivy Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                                    From Date
                                                     For the        Of Inception
                                                     Nine Months   (May 20,2002)
                                                     Ended          through
                                                     03/31/2003     03/31/2003
                                                     (Unaudited)    (Unaudited)

Cash Flows from Operating Activities

Net Loss                                             $(1,477,172)   $(1,573,867)
Adjustments to Reconcile Net Cash
 Provided by Operating Activities:
Non Cash Compensation                                     40,400         81,548
Costs to Acquire Subsidiary                            1,100,218      1,100,218
  Changes in Assets and Liabilities:
Other Assets                                              21,108         21,108
Trade Payables                                            49,941         49,941
Accrued Expenses                                         198,506        198,506
Liabilities from Discontinued Operations                 (83,301)       (83,301)
                                                     ---------------------------

  Total Adjustments                                    1,326,872      1,368,020
                                                     ---------------------------

    Net Cash used by Operating Activities               (150,300)      (205,847)

Cash Flows from Investing Activities

Cash Received in Acquisition of Subsidiary                 2,557          2,557
                                                     ---------------------------

    Net Cash from Investing activities                     2,557          2,557

Cash Flows from Financing Activities

  Increase/(Decrease)in Loans from Shareholders          (33,261)        22,286
  Net Debt Proceeds                                        5,754          5,754
  Proceeds from Issuance of Common Stock                 175,250        175,250
                                                     ---------------------------

    Net Cash Provided by Financing Activities            147,743        203,290

Net Increase in Cash and Cash Equivalents                     --             --

Cash and Cash Equivalents, Beginning of period                --             --
                                                     ---------------------------

Cash and Cash Equivalents, End of period             $        --    $        --
                                                     ===========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid for Interest                                       956            956
Cash Paid for Taxes                                           --             --

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock Issued to Founders of Pacific Rock Mountain             --         20,477
Stock Issued for Services                                 21,535         24,459
Stock Issued to Acquire Mining Claims                         --         26,170
Debt Incurred to Acquire Mining Claims                        --        100,000


   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THE TANTIVY GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2003


NOTE 1 - NATURE OF OPERATIONS

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


NOTE 2 - SUMMARY OF BUSINESS COMBINATION TRANSACTION

The consolidated financial statements for all periods presented reflect the Asset Purchase Agreement which became effective September 27, 2002, pursuant to which Pacific Rocky Mountain, Inc. (hereinafter "PRM"), a Florida Corporation, became a wholly owned subsidiary of The Tantivy Group, Inc. (hereinafter "Tantivy"). The business combination was accounted for as a reverse acquisition of Tantivy and a recapitalization of PRM and is reflected as such in the financial statements.

Per the Asset Purchase Agreement, Tantivy acquired all of the assets and assumed all of the liabilities of PRM. After effectuation of a 1 for 5 reverse stock split, which occurred on December 18, 2002, Tantivy issued to the shareholders of PRM an aggregate of 50,000,000 shares of its common stock at the fair market value of $.10 per share on September 27, 2002 (after taking into account the 1 for 5 reverse stock split). The shareholders of PRM exchanged their PRM common stock pro rata for the 50,000,000 common shares of Tantivy and consequently own 97.5% of the issued and outstanding shares of Tantivy common stock. The transaction was entered into based on PRM's potential business prospects. The purchase price was determined based on the number and value of the original Tantivy shareholders' common stock plus the assumption of Tantivy's debt. Goodwill was recorded based on the fair value of the Tantivy shell corporation and the difference was recorded as costs to acquire subsidiary in the Statement of Operations. As a result of the Asset Purchase Agreement, the officers and directors of Tantivy resigned and were replaced by the officers and directors of PRM. PRM is the deemed acquirer in the transaction.

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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Basis of Presentation:
----------------------------------
The consolidated financial statements of The Tantivy Group, Inc. and Subsidiaries included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB, and other reports filed with the SEC.

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

On March 27, 2002, the Company amended its Articles of Incorporation to change its name from Digital Bridge, Inc. to The Tantivy Group, Inc.

         b. Reclassifications:
------------------------------
           Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

         c. Principles of Consolidation:
----------------------------------------
           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Pacific Rocky Mountain, Inc. ("PRM"). All significant intercompany balances and transactions have been eliminated in consolidation.


NOTE 4 - MINING PROPERTY

The Company's mining property consists of 13 unpatented mining claims on approximately 280 acres of land in Hayfork, California, which is located in Trinity County in the northern part of the state. The mining claims were acquired from a third party in May 2002 for $100,000 and 21,659,000 shares of Pacific Rocky Mountain's common stock at $.001 par value (before the recapitalization that occurred on September 27, 2002), for a total value of $121,659. The common stock was issued to the third party on May 30, 2002. Terms of the agreement required the $100,000 to be paid in four installments of $25,000 each, due by February 8, 2003. None of the installments have been paid and the Company received an extension of time to pay from the third party. The amount due of $100,000 is included in Accounts Payable on the balance sheet.

The mining property consisted of the following at March 31, 2003:


                    Mining Claims                           $ 121,659


                    Less accumulated amortization                  --
                    --------------------------------------------------

                                                            $ 121,659
                    ==================================================

Amortization expense is $-0- since the Company is in the development stage, and mining production and extraction has not started yet.


NOTE 5 - GOODWILL

As a result of the reverse acquisition that occurred on September 27, 2002, the Company acquired goodwill in the amount of $200,000, which approximates the fair market value of a shell corporation trading on the NASDAQ exchange. The Company will test the goodwill for impairment in accordance with SFAS 142 on a periodic basis.


NOTE 6 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses since inception and there is an accumulated deficit of $1,573,867 at

March 31, 2003. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to develop profitable operations from the acquisition of its subsidiary, Pacific Rocky Mountain, Inc. and to obtain additional working capital. Management of the Company believes that it has developed a strategy that will accomplish these objectives, including obtaining additional equity funding, which will enable the Company to continue operations into the future.


NOTE 7 - SUBSEQUENT EVENTS

On April 1, 2003 the Company closed its private placement offering that began in June 2002. The offering was for 2,400,000 shares of common stock at $.05 per share.

The Company entered into an Agreement to acquire 100% of the outstanding shares of Oretech Corporation in a stock for stock exchange, effective April 1, 2003. Pursuant to the terms of the Agreement, the Company will exchange 20,907,000 newly issued shares of its restricted common stock for all of the outstanding shares of Oretech Corporation.

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

Overview
--------

The Tantivy Group, Inc. discontinued its operations of providing Internet technology solutions through the business model known as "Venture Technology," in which it served its clients as a management consultant, Internet strategy consultant, interactive marketing agency, and technology developer, all seamlessly integrated into a cohesive unit. On September 27, 2002, Tantivy completed a reverse acquisition in accordance with an Asset Purchase Agreement with Pacific Rocky Mountain, Inc. ("PRM"). As a result, the Company is now in the development stage in its new mining operations.


Pacific Rocky Mountain, Inc. is a development stage company that was founded for the purpose of developing certain recorded claims and acreage situated in central Colorado and California. PRM plans to continue extraction, smelting, casting, and refining of precious and strategic metals using a patented proprietary process, which will extract and produce the metals in their pure state in a capacity at ten times the current industry standard. Such minerals include Gold, Silver, Platinum, Scandium and Rhodium.


On March 31, 2003, the Company announced that that the Company's Board of Directors and a majority of the Company's shareholders had approved the Company effectuating a 1-10 reverse stock split.

On March 31, 2003, the Company entered into an asset purchase agreement with Oretech Corporation, a privately held Nevada based technology corporation, in which the Company acquired all of the assets and assumed all of the liabilities of Oretech in exchange for twenty-five million nine hundred fifty-nine thousand five-hundred (25,959,500) shares of the Company's Common Stock, after the effectuation of the aforementioned 1-10 reverse split, giving the shareholders of Oretech ownership of 82.67% of the Company's Common Stock. Subsequent to the agreement, the Officers and Directors of the Company resigned and were replaced by seven new Directors, who subsequently appointed new officers. The business combination is treated as a reverse acquisition, with Oretech the deemed acquirer in the transaction. On April 1, 2003, The new Directors voted to change the name of The Tantivy Group, Inc. to Oretech, Inc. Subsequently, the Company was issued a new trading symbol, "ORTE". The Company effectuated the 1-10 reverse split on April 1, 2003 and will subsequently issue the aforementioned shares to Oretech shareholders.

Oretech Corporation developed a proof of concept model that represents a breakthrough in ore processing technology. The process utilizes a proprietary high temperature technique to extract various metals from ore bodies that are typically highly carbonaceous. The proof of concept model has extracted gold and silver from various samples of carbonaceous ore bodies.

With only a few equipment enhancements, future Oretech production units should be able to extract many additional metallic elements including platinum, rhodium, and scandium. Oretech holds an exclusive license from PTI Ventures, LLC to develop and commercialize the "Oretech process". The Company is a spin-off of PTI Ventures, a research and development concern based in Columbus, Georgia. PTI commissioned its Oretech proof of concept unit in August of 2001.

To accelerate growth, Oretech will utilize its position as a publicly traded company to begin raising capital for expansion and growth. The Company will immediately begin licensing ore processing units through PTI Ventures. The growth program calls for 5 commercial systems to be placed in operation during 2003 and 2004.

Selected ore reserves will be acquired and controlled by the Company under mineral right agreements with private individuals and the BLM. The Oretech process will be utilized to effectively produce high yields of precious metals from these reserves.

Mineral rights to proven reserves located in the United States, Canada, Mexico, and South America have been targeted for acquisition and processing.


RESULTS OF OPERATIONS

REVENUES AND COST OF SALES

Total revenues and cost of sales from inception and for the three months ended March 31, 2003 totaled $0. This was due to the Company being in a restructuring and development stage and not yet generating revenue.

OPERATING  EXPENSES

Development costs have totaled $30,124 from inception and $0 for the three months ended March 31, 2003 as a result of the company just starting to develop its business.

Professional Fees totaled $292,645 from inception and $129,956 for the three months ended March 31, 2003 as a result of the company just starting to develop its business. Professional fees have consisted primarily of accounting fees, SEC filing fees, and consulting fees pertaining to new business development.

Office and Other Expenses totaled $143,227 from inception and $4,935 for the three months ended March 31, 2003 as a result of the company just starting to develop its business.

Costs to Acquire Subsidiary from inception and for the nine months ended March 31, 2003 totaled $1,100,218. This was a result of the difference between the purchase price of Tantivy in the reverse acquisition and the value of its common stock and assumed debt.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $150,300 for the nine months ended March 31, 2003 and $205,847 from inception through March 31, 2003.

Net cash provided by financing and investing activities was $150,300 for the nine months ended March 31, 2003 and $205,847 from inception through March 31, 2003 and consisted primarily of shareholder loans, cash acquired from the merger, and cash received from common shares sold in a private placement offering.

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


ITEM  3 INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. Deferred income tax assets arising from any loss carry forwards have been fully reserved as of March 31, 2003.


ITEM 4 STOCK INCENTIVE PLAN

The Company has drafted a stock incentive plan for directors, officers, employees and consultants of the Company and affiliated companies, which provides for nonqualified and incentive stock options. The maximum number of shares of common stock reserved and available for issuance under this plan is nine million. As of March 31, 2003, zero options were outstanding.

The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for the stock incentive plan, recognizing compensation expense to the extent of the difference between the fair value of the underlying stock at the measurement date less the amount the employee is required to pay. There were no charges to compensation expense during the period ended March 31, 2003.

An alternative method of accounting for stock options is Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and compensation cost is recognized ratably over the vesting period. Had the Company followed SFAS 123, no significant adjustment would have been made to the statement of operations during the period ended March 31, 2003.


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

Risk Factors
------------

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

UNCERTAINTY OF DEVELOPMENT PROJECTS

It may take several months to years until production of precious metals is possible using our patented proprietary process, during which time the economic feasibility of production may change. Development projects have no operating history upon which to base estimates of future cash operating costs. Particularly for development projects, estimates of proven and probable reserves and cash operating costs are, to a large extent, based upon the interpretation of geologic data obtained from drill holes and other sampling techniques, and feasibility studies which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of the gold from the ore, comparable facility and equipment operating costs, anticipated climatic conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns may differ significantly from those currently estimated. It is not unusual in new mining operations to experience unexpected problems during the start-up phase. Delays often can occur in the commencement of production.

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

OUR SUCCESS DEPENDS ON ATTRACTING AND RETAINING KEY PERSONNEL.

The successful development, of our products will depend upon the skills and efforts of a small group of management personnel, including Steve Cummins, our Chief Executive Officer; Fran Hargarten, our President; and Marvin Gibbons a Director and Consultant. Substantially all of the Company's employees are employed "at will." None of the key management employees has a long-term employment contract with the Company and there can be no assurance that such individuals will remain with the Company. The failure of such key personnel to continue to be active in management could have a material adverse effect on the Company.

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

    b) Creditors Adjustment Bureau, Inc., v Digital Bridge, Inc. filed April, 2002 in Superior Court of California, County of Los Angeles. The plaintiff, as assignee, is seeking damages in the amount of approximately $32,000 plus pre-judgment interest, attorney's fees and court costs for breach of contract for legal services allegedly supplied to Tantivy (formerly Digital Bridge, Inc.) by the Law Firm of Arter & Hadden. We have not filed an answer in the suit. While management, including internal counsel, currently believes that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Substantially the entire amount claimed in this lawsuit has been accrued in the financial statements.

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



THE TANTIVY GROUP, INC.


 By:  /s/ Steve Cummins
----------------------------------
Steve Cummins
Chief Executive Officer and a Director
Date: May 19, 2003

                                  CERTIFICATION


         In connection with the Quarterly Report of The Tantivy Group, Inc. and Subsidiaries (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve Cummins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

                                   By: /s/ Steve Cummins

                                   -------------------------------------
                                    Chief Executive Officer
                                          Date: May 19, 2003

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Steve Cummins, the Chief Executive Officer of The Tantivy Group, Inc., certify that:

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

                                   By: /s/ Steve Cummins

                                   ------------------------------------
                                    Chief Executive Officer
                                    Date: May 19, 2003