Form 10KSB
period 2003-06-30
ORETECH INC
filed 2003-10-14
CIK 1090052

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                       -----------------------------------
                                   FORM 10-KSB
                       -----------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26755

                                  ORETECH, INC.
                 (Name of Small Business Issuer in its Charter)

                 NEVADA                                         88-0409147
      (State or Other Jurisdiction of                        (I.R.S. Employer
       Incorporation or Organization)                     Identification Number)

309 STATE DOCKS ROAD, PHENIX CITY, ALABAMA                        36869
(Address of Principal Executive Offices)                        (Zip Code)

                                 (334) 297-0663
                (Issuer's Telephone Number, Including Area Code)

                             THE TANTIVY GROUP, INC.
                   300 JACKSON AVENUE, COLUMBUS, GEORGIA 31901
                            (Former Name and Address)

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

         The Issuer's revenue for the fiscal year ended June 30, 2003, was $0.00.

         The aggregate market value of the common equity held by non-affiliates of the Registrant based on the closing bid price on the Over-the-Counter Bulletin Board of the common stock on September 15, 2003, was $26,742,567. Directors, officers and ten percent or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

         The number of shares outstanding of the Issuer's Common Stock as of September 15, 2003, was 32,560,572.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [x]

                             Exhibit Index: Page __

                                     PART I

Item 1      Business                                                          4
               Business Development                                           4
               Products and Services                                          5
               Sources of Feedstock; Targeted Reserves                        6
               Precious Metals Market                                         7
               Market Growth                                                  8
               Interesting Mining Facts                                       9
               Competition                                                   12
               Government Regulation                                         13
               Research and Development                                      13
               Patents, Intellectual Property and Licensing                  13
               Employees                                                     13
               Risk Factors                                                  13

Item 2      Properties                                                       15
Item 3      Legal Proceedings                                                16
Item 4      Submission of Matters to a Vote of Security Holders              16

                                     PART II

Item 5      Market for Registrant's Common Equity and Related
                Shareholder Matters                                          16
Item 6      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    17
Item 7      Financial Statements                                            F-1
Item 8      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosures                                    20
Item 8A     Controls and Procedures                                          20

                                    PART III

Item 9      Directors; Executive Officers, Promoters and Control Persons;
                Compliance with Section 16 (a) of the Exchange Act           20
Item 10     Executive Compensation                                           22
Item 11     Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                   24
Item 12     Certain Relationships and Related Transactions                   25
Item 13     Exhibits and Reports on Form 8-K                                 25
Item 14     Principal Accountant Fees and Services                           25

                                     PART I

ITEM 1.  BUSINESS

         GENERAL

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements, including (without limitation) statements regarding possible or assumed future events and the results of operations of Oretech, Inc. ("Oretech") that are based on current expectations, estimates, forecasts and projections about the industries in which Oretech operates and beliefs and assumptions of the management of Oretech. Words such as and those preceded by, followed by or that include the words "believes," "could," "expects," "targets," "goals," "projects," "intends," "plans," "seeks," "anticipates," or similar expressions or variations of such words are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled "Risk Factors" and elsewhere, and in other reports Oretech files with the Securities and Exchange Commission, specifically the most recent reports on Form 8-K and Form 10-QSB, each as it may be amended from time to time. Oretech undertakes no obligation to revise or update publicly any forward-looking statements for any reason. For those forward-looking statements, Oretech claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         BUSINESS DEVELOPMENT

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

         On February 14, 2000, BSM changed its name to "Digital Bridge, Inc." Digital Bridge, Inc. engaged in various internet related services until those operations were discontinued in 2002. The name of Digital Bridge, Inc. was changed to "The Tantivy Group, Inc." on March 27, 2002. At the same time, The Tantivy Group, Inc. effected a 1 for 20 reverse split of its Common Stock.

         From January 2000 until September 2002, Digital Bridge, Inc. and The Tantivy Group, Inc. provided management and Internet related services via its four wholly-owned subsidiaries, Online Television Network Services, Inc., Tantivy Technologies, Inc., Tantivy Entertainment, Inc. and Tantivy Sciences, Inc. In September 2002, The Tantivy Group, Inc. was involved in a reverse acquisition transaction with Pacific Rocky Mountain, Inc. Pacific Rocky Mountain, Inc. was in the business of processing ore and mine tailings; hence, The Tantivy Group, Inc. began the process of discontinuing its operations in the management services and Internet related services business.

         In December 2002, The Tantivy Group, Inc. effected another reverse split, this time on a 1 for 5 basis, in connection with its acquisition of the assets of Pacific Rocky Mountain, Inc., a Florida corporation.

         As a result of the acquisition by The Tantivy Group, Inc. of Oretech Corporation, a Nevada corporation in April 2003, The Tantivy Group, Inc. changed its name to "Oretech, Inc." Oretech, Inc. then effected a 1 for 10 reverse split of its Common Stock. For the purposes of this Annual Report on Form 10-KSB, the registrant may be referred to as "Oretech."

         In October 2003, Oretech entered into an asset purchase agreement with a non-affiliated third party, pursuant to which Oretech sold a 95% interest in each of its discontinued operations subsidiaries, Online Television Network Services, Inc., Tantivy Technologies, Inc., Tantivy Entertainment, Inc. and Tantivy Sciences, Inc. in exchange for the assumption of approximately $197,000 in indebtedness of those subsidiaries. Oretech intends to spin-off its remaining 5% interest in these four subsidiaries to Oretech stockholders in the future.

         PRODUCTS AND SERVICES

         Oretech is a development stage ore and materials processing company that has an exclusive license from PTI Ventures, LLC ("PTI") to commercialize a new, standard setting ore and materials processing and environmental remediation technology , utilizing a proprietary high temperature technique for extraction of precious and strategic metals from various ore tailings, dump piles and other industrial feedstock sources. PTI is a privately held Georgia limited liability company, whose focus is the development of new environmentally friendly and standard setting technologies for commercial and industrial applications.

         In March 2003, PTI assigned the exclusive rights for commercial development of its ore processing technology to Oretech Corporation, a Nevada corporation, then controlled by PTI's shareholders. In April 2003, Oretech Corporation was acquired by The Tantivy Group, Inc. and the name of The Tantivy Group, Inc. was changed to Oretech, Inc. Oretech Corporation is a wholly-owned subsidiary of Oretech. See ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. For purposes of this report, this licensed technology shall be referred to as the "Oretech Process." Oretech now owns the exclusive license to develop and exploit the Oretech Process.

         We will use the Oretech Process on mineral reserves we presently own or control and mineral reserves acquired in the future. We also intend to process feedstocks obtained through our environmental remediation and de-manufacturing services in the future.

         Over the past 24 months, PTI developed and tested a proof of concept model for the Oretech Process. The Oretech Process proof of concept model can be scaled up and utilizes a proprietary high temperature technique to extract various metals from highly carbonaceous and refractory ore bodies. Our proof of concept model has successfully extracted gold, platinum, rhodium, scandium and silver while processing carbonaceous ore body samples.

         While Oretech owns certain mining properties, Oretech is not a mining company PER SE and is not engaged in any significant mining operations. Instead, Oretech is in the business of processing ore bodies and mine tailings to extract precious, strategic and rare earth metals and other minerals from these feedstock sources. Oretech will use this technology ("Oretech Process") on an exclusive basis to process feedstock consisting of mineral reserves, head ore and mine tailings, which it presently owns, in joint venture relationships with independent mine owners and on mineral properties acquired in the future.

         The Oretech Process is environmentally friendly, cost effective, mobile and maximizes overall yields from feed stock. Since our processing system ("Oretech Processing System") is closed and does not utilize hazardous chemicals, it does not produce harmful air emissions and causes no environmental contamination unlike conventional ore processing systems. The Oretech Processing System is energy efficient, as it requires low levels of energy to reach the high temperature gradients required to effectively extract precious and strategic metals. The Oretech Process has proven ability to extract metals in a highly pure form without the use of harmful or toxic chemicals and without damage to the environment.

         Management is currently evaluating the use of the Oretech Process System to recover marketable metals in non-mining applications, such as de-manufacturing of electronic components and equipment waste. Electronic and computer wastes often contain substantial amounts of precious metals. Management believes that our system's oxygen free processing could allow the precious metals content of electronic and computer wastes to be recovered into a copper or other metal matrix without forming dioxins in gas air emissions, which could occur from the destruction of plastic components. Other non-mining applications could include processing wastes from film processing or production plants, where the recovery of high amounts of silver is likely.

         In some cases, procurement of certain feedstock could be accompanied by a revenue component associated with "disposal" of the waste, as opposed to a "cost" associated with the procurement of conventional mineral ore feedstocks.

         While there is no assurance that we can apply our technology in non-mining applications, we intend to aggressively pursue such applications and business.

         We will maintain our initial processing and technical training facility in Phenix City, Alabama. Since the Oretech Processing System can be made portable, we may establish mine-site processing facilities depending upon demand and yield. Our decision to utilize mine-site systems at a particular location will be made after reviewing mineral reserves production history, internal processing test results, core sample assays (which determine the homogeneous nature and quality of the reserve base), location of the reserve base and site security. Mine-site systems will substantially (i) reduce freight costs associated with translocating feedstock and (ii) time to market for our mineral yield.

         We intend to commission one scaled up Oretech Processing System in our third fiscal quarter and begin processing mineral reserves in our fourth fiscal quarter. PTI, will design and build all Oretech Processing Systems in Phenix City, Alabama. See ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

         Additional Oretech Processing Systems will be brought on line when warranted by our cash flow and cash position. Our initial scaled up system will be capable of processing between 3,300 pounds and 5,000 pounds of feedstock per hour and can operate efficiently and cost effectively for 24 hours per day. We intend to commission into production approximately 20,000 tons of annualized processing capacity in calendar 2004.

         Our corporate offices, processing and training facilities are located in Phenix City, Alabama, which is located approximately an hour and thirty minutes southwest of Atlanta., Georgia. Our facility is conveniently located near major roads, freeways, railroad lines and airports in Atlanta and Columbus, Georgia for purposes of receiving feed stock and shipping our metal by-products.

         Oretech's management information network will allow real-time tracking of production and yield. We will initially market our mineral yield through Metalor USA. Senior management of Oretech have passed the background and security criteria of Metalor USA and have established open account status with this internationally recognized firm. Metalor will handle final refinement, hallmarking, inventory management and distribution of Oretech precious and strategic metals.

         Metalor has a global presence which allows for ease in managing refinement of Oretech's production. We will also market our mineral yield through firms other than Metalor to insure we receive competitive prices for our mineral yield.

SOURCES OF FEEDSTOCK; TARGETED RESERVES

         We are focused on acquiring our mineral ore feedstock from small independent mineral reserve owners, as we are not financially strong enough to compete with major mining companies, who have financial and human resources greater than Oretech. We are focused on cultivating historically successful, smaller mines with both head ore and tailing reserves.

         Mine tailings offer Oretech an enormous opportunity to acquire feedstock. Mines, which were producing commercial quantities of previous metals in the late 1800s and early 1900s utilized extraction processes that are not all that dissimilar to those utilized today. More importantly, mining companies focused on the veins rather than the tailings. Consequently, huge tailings piles were left behind, which represent hundreds of thousands of tons of potential feedstock.

         The Oretech Process was specifically developed to process highly carbonaceous ore bodies in contrast to conventional technologies. However, the Oretech Process has proven to be equally successful in processing both head ore and tailings from reserves that are not carbonaceous in nature.

         Carbonaceous mineral reserves occur around the world and have not proven to be cost effective to process utilizing conventional methodology. Therefore, Oretech is positioned to capitalize on this type of reserves, as well as conventional mining reserves.

         Over the past 15 years, growth in the primary metals industry lagged the growth pattern for durable goods. Average annual growth in primary metals activity actually increased to 1.8% between 1987 and 2002, compared to 1.0% for the years 1959 through 1987. Metals activity grew because of a surge in exports of metals and metals-containing goods. Exports of these products increased because of growth in the economies of U.S. trading partners and a weakening U.S. dollar. These factors allowed rising exports to offset lower U.S. consumption of metals and durable goods made from metals.

PRECIOUS METALS PRODUCTION

         We thought the following information would be interesting to our shareholders. This information represents reported information the United States Geological Survey on precious metals production by major companies internationally.

GOLD
----

         Domestic gold mine production in 2002 was estimated at slightly below the record levels of recent years, but at a high enough amount to maintain the U.S. position as the world's second largest gold-producing nation behind South Africa.

         Domestic output continued to be dominated by Nevada and California, where combined production accounted for nearly 80% of the U.S. total.

         The trend for recent U.S. gold exploration activity, which appeared to have peaked in 1998, continued to decline in 2002 as North American exploration companies sought opportunities in other regions of the world.

         The principal focus of recent geological terrains, combined with recently liberalized mining regulations, holds the promise of greater long-term success and reduced risk to the currently limited pool of investment capital available for international mining ventures.

         Exploration and mine development opportunities were actively pursued during the year in the southwestern Pacific, western Africa, and the republics of the Former Soviet Union.

         Of an estimated 119,000 tons of gold mined from historical times through 2002, about 15% is believed to have been lost, used in dissipative industrial uses, or otherwise unrecoverable or unaccounted for. Of the remaining 102,000 tons, an estimated 35,000 tons were reported in 2002 as official stocks held by central banks, and about 67,000 tons are privately held as coin, bullion, and jewelry.

         Current per ounce pricing of gold ranges between $350 and $370.

SILVER
------

         Domestic silver production remained essentially unchanged from the previous year, despite a slight improvement in the average price. Although analysts estimated that domestic silver consumption increased in 2002, it was believed that the increase was met through a decrease in investor-held stocks.

         The U.S. Government has continued to dispose of the silver held in the National Defense Stockpile, using it primarily for the production of commemorative coins and the Eagle silver bullion coins.

         In nearly 16 years, from 1986 through late 2002, the Government has reduced its quantity of silver held in the stockpile from nearly 4,300 metric tons to less than 1,500 metric tons.

         Through the first 9 months of 2003, the daily price of silver ranged between $4.20 and $5.11 per troy ounce.

         Approximately two thirds of world silver resources are associated with copper, lead, and zinc deposits. One-third of world silver resources are in vein deposits in which silver is the most valuable metallic component.

         Although most recent discoveries have been primarily gold and silver deposits, significant future reserves and resources are expected from major base metal discoveries that contain by-product silver.

PLATINUM - PALLADIUM
--------------------

         Domestic mine production of Platinum Group Metals, such as Platinum and Palladium, remained essentially unchanged from the previous year, despite slight improvements in the average price of both metals.

         It was believed that domestic Platinum Group Metals consumption declined slightly, owing in part to lower sales of new cars and trucks.

         In 2002, the average Platinum price increased for the third consecutive year. Through the first 9 months of 2003, the price of Platinum ranged between $670 and $717 per troy ounce.

         The average Palladium price increased for the fourth consecutive year. Through the first 9 months of 2003, the price of Palladium ranged between $179 to $236 per troy ounce.

         Analysts attributed the higher prices in part to problems in the South African mining industry, and to new technology developments.

         MARKET GROWTH

         The metals price leading index of 2002 is constructed with the 6-month smoothed growth rates of five different economic activities that signal changes in the business cycle. These activities have also been shown to signal future trends in demand for metals, which can affect price growth. The 6-month smoothed growth rate, based on a special moving average, measures near-term trend.

         Inventories of nonferrous and other primary metals reported by the Census Bureau seem to confirm recent reports of lower LME inventories. The total value of these inventories, adjusted for inflation, increased from March 2002 through February 2002, and then declined slowly from last March through May, the latest month for which data are available. Lower inventories indicate increased demand for metals, which could then positively affect prices.

         Growth in the primary metals industry did not follow the growth pattern for durable goods. Average annual growth in primary metals activity actually increased to 1.8% between 1987 and 2002, compared to 1.0% for the years 1959 through 1987. Metals activity grew because of a surge in exports of metals and metals-containing goods. Exports of these products increased because of growth in the economies of U.S. trading partners and a weak U.S. dollar. These factors allowed rising exports to offset lower U.S. consumption of metals and durable goods made from metals.

         INTERESTING MINING FACTS

         Mining is the branch of industry involving the exploration and removal of minerals from the earth. Mining is one of the oldest and most important endeavors of humankind, because it provides the raw ingredients for most of the material world around us and, like agriculture, is the lifeblood of civilization. The main objective of any type of mining is to remove the valuable material economically and safely with minimum damage to the surrounding environment.

         The Earth has many natural resources on which we depend that must be mined. Coal, oil, gas, and other mineral fuels are used for heating, electricity, and numerous industrial processes. Non-fuel minerals such as iron ore, precious metals and industrial metals, and nonmetallic materials like sodium and potassium are used in chemical and agricultural applications. Even crushed stone used in road building and other construction projects must be mined. Mining affects our standard of living and impacts almost everything we do. A myriad of items that we use in our homes and offices and for transportation, communications and national defense all require minerals. For example, more than 30 different minerals are needed to make a television or telephone. Table 1, below, lists several commonly mined materials and some of the end uses in our daily lives.

TABLE 1.--COMMONLY MINED MATERIALS AND END USES

   MINED MATERIAL                              END USES
--------------------------------------------------------------------------------

Coal Generating electricity, making iron and steel, manufacturing chemicals and other products.

Sand and gravel       Building roads, homes, schools, offices, and factories.

Iron ore Steel products (kitchen utensils, automobiles, ships, buildings).

Aluminum ore          Military aircraft, naval vessels, pots and pans, beverage
(bauxite)             cans.

Copper ore            Electrical motors, generators, communications equipment,
                      wiring.

Silver ore            Electric and electronics circuitry, coins, jewelry,
                      photographic film.

Gold ore              Jewelry, satellites, sophisticated electronic circuits.

Zinc Die-casting, galvanizing brass and bronze, protective coatings on steel, chemical compounds in rubber and paints.

Lead                  Batteries, solder, electronic components.

Clay Bricks, paper, paint, glass, pottery, linoleum, concrete, wallboard, spackling, pencils, microwavable containers, vegetable oil.

Gypsum                Concrete, wallboard, spackling, caulking, potting soil.

Phosphate             Plant fertilizers.

Salt Cooking, drinking water, plastics, highway de-icing, detergents.

SOURCE:  UNITED STATES GEOLOGICAL SURVEY

         Minerals are vital to any industrialized civilization. The United States uses more than 3.6 billion tons (4 billion short tons) of new mineral materials yearly, or about 18,000 kg (40,000 lb.) per person, with about half constituting mineral fuels and the other half being metals and nonmetals. Stable and economic domestic mining, mineral, metal, and mineral reclamation industries are essential to our economy and our national defense. The value of processed (non-fuel) materials of mineral origin produced in the United States totaled approximately $360 billion in 2002. During the lifetime of the average American, he or she will use:

         o        1,600 kg (3,600 lb) of aluminum
         o        360 kg (800 lb) of zinc
         o        11,300 kg (25,000 lb) of clay
         o        25,400 kg (56,000 lb) of steel
         o        360 kg (800 lb) of lead
         o        680 kg (1,500 lb) of copper
         o        12,200 kg (27,000 lb) of salt
         o        More than 226,000 kg (500,000 lb) of coal
         o More than 453,000 kg (1 million lb) of stone, sand, gravel, and cement.

         As you can see, the mineral extractive industries play a critical role in the vitality of our Nation's economy, in our standard of living, and in our personal lives.

         The method used to mine a specific commodity depends chiefly on the shape and location of the deposit. In many instances, the deposit is relatively flat and continuous over a large area. Examples of flat or tabular deposits are coal, potash, salt and oil shale. These deposits are found in beds or seams between layers of rock. The material above the seam is called the overburden; the seam itself may vary in thickness from several centimeters to more than 30 m (100 ft).

         Mining of deposits that are not flat and continuous, however, requires one of a variety of methods to extract these deposits either from the surface or underground. The method used depends on the geometry, size and altitude of the deposit.

         Some of the minerals produced, such as coal and salt, are ready to use right after they have been mined. It may be necessary to wash or treat these commodities in different ways to enhance their quality, but their properties remain essentially unchanged.

         Metals, conversely, usually occur in nature as ores, i.e., combined with other materials. This means that they must be treated, usually with chemicals or heat, to separate the desired metal from its host material. These processing techniques can be very complex and expensive, but they are necessary to recover the metal of interest.

INDUSTRY PARTICIPANTS

         The metals industry is not vertically integrated like other industries such as oil and energy. In the metals industry, the companies that mine the gold typically do not refine it, and refiners rarely sell it directly to the public. The industry encompasses three types of firms (using gold as the example):

EXPLORATION - These companies have very little in the way of assets. They explore and prove that gold exists in a particular area. The only major assets owned by exploration firms are the rights to drill and a small amount of capital, which is needed to conduct drilling and trenching operations.

DEVELOPMENT - Once a gold deposit is discovered by exploration companies, they either try to become a development firm, or they just sell their gold find to a development firm. Development firms are those operating on explored areas that are proven to be mines. The only real difference between development and exploration is that, for development firms, their area is proven to be a gold deposit.

PRODUCTION - Producer firms are full-fledged mining companies who extract and produce gold from existing mines; this production can range from a hundred thousand ounces to several million ounces of gold production per year.

         Each operator in the supply chain has its own strengths and weaknesses. Some companies do well at extracting the metal from the earth, some refine, while others smelt and transform the commodity into a finished product. Oretech will focus on processing ore that will typically be from tailings piles or dump piles from mines that have a history of productive yields.

         Most gold that is mined today is used for jewelry or held by central banks. Other uses for gold include tooth filings, electronics manufacturing, and collectibles--but these make up a very small portion of overall demand.

         Unlike other industries, companies in the mining industry come in all shapes and sizes. Much of the production is done by large, blue chip companies, but the exploration side of the industry is full of junior companies looking to hit a home run with a large gold find. The mining industry has plenty of opportunities for speculators.

KEY RATIOS/TERMS
--------------------------------------------------------------------------------

MINE PRODUCTION RATES                    Serious gold investors follow very
                                         closely the GOLD SURVEY, PUBLISHED BY
                                         GOLD FIELDS MINERAL SERVICES. Each year
                                         it lists the worldwide mine production
                                         statistics. Increasing production rates
                                         mean more supply, which ultimately
                                         means a lower price for gold
                                         (if demand remains stable).

SCRAP RECOVERY                           Another statistic published in the GOLD

                                         SURVEY, this lists the world supply of
                                         gold from sources other than mine
                                         production. This includes recovered old
                                         jewelry, industrial byproducts, etc.
                                         Throughout the 1990's over 15% of the
                                         world's gold supply came
                                         from scrap recovery.

FUTURES SALES BY PRODUCERS               Gold trades in the futures markets.
                                         Gold producers are constantly
                                         monitoring the prices in the futures
                                         markets because it determines the price
                                         at which they can sell their gold at.
                                         The GOLD SURVEY lists statistics on
                                         producer sales. If producers are
                                         selling an increasing amount in the
                                         futures market, it could mean that
                                         prices will fall very soon. By
                                         purchasing futures contracts the
                                         producer 'locks-in" a price. Therefore,
                                         if the price of gold falls in future
                                         months, it won't affect the producer's
                                         BOTTOM LINE. Conversely, if prices
                                         continue to rise after the producer
                                         locks in, they won't be able to
                                         capitalize on the higher prices.

BULLION This denotes gold and silver that is refined and officially recognized as high quality (at least 99.5% pure). It is usually in the form of bars rather than coins. When you hear of investors or central banks holding gold reserves, it is usually in the form of bullion.

ORE This refers to mineralized rock that contains metal. Gold producers mine gold ore and then extract the gold from it using chemicals, extreme heat, or some other method. There are different types of ores, of which the most common are oxide ores and sulphide ores.

COMPETITION

         Mining companies don't compete on price, mainly because the prices are determined by market forces. But mining companies do compete for land. The backbone of a precious metals company is its reserves, and the only way to increase reserves is to explore for high yielding mining areas. Companies go to great lengths to discover metal deposits, and the discovery is on a first-come-first-serve basis.

         We are engaged in a business dealing with the acquisition of mineral properties and the extraction of gold, silver, platinum and other precious metals. We have to compete with some of the largest firms in the world to acquire our mineral assets. Although precious metals are commodities, some of our competitors may be able to negotiate and receive higher market prices for similar metals than Oretech will receive. Many of our competitors will have substantially greater financial, technical, marketing and human resource capabilities than Oretech.

Our main competitors are:

NEWMONT MINING - This is the largest gold mining firm in the world, and it is U.S. based. Their operations span throughout the world, including places like Canada, Australia, Bolivia, and Peru;

ANGLOGOLD - Headquartered in South Africa, this company is one of the top three producers of gold in the world; and

BARRICK GOLD - This is a Canadian-based gold producer known for its large reserves, and, at last count, it held over 80 million ounces of gold in reserve.

ORETECH'S STRATEGY
------------------

         The difference between production costs and the futures price for gold equals the gross profit margins for mining companies. Therefore, the nucleus of Oretech's strategy for consistent profitability and long term success is the cost of production. The main factors in this strategy are:

         LOCATION - Where are the reserves located? Political unrest in developing nations has ruined more than one mining company. Developing nations might have cheaper labor and mining costs, but the political risks are huge. Oretech's plan calls for locating reserve bases in relatively stable areas of the world. The initial costs might be higher, but the risk of political unrest is minimized and long term overall costs may be lower.

         ORE QUALITY - As we mentioned above, ore is mineralized rock that contains metal. Higher quality ore will contain more precious metal, which is usually reported as ounces per ton of ore. Generally speaking, more conventional oxide ores are better because the rock is more porous and, therefore, easier to remove the gold and other precious metals. However, the Company's technology allows it to diversify into the world of carbonaceous ore bodies, which are traditionally uneconomical for conventional ore processors. This provides Oretech with a critical competitive advantage in terms of productivity and overall metal yield.

         MINE TYPE - The type of mine a company uses is a big factor in production costs. Most underground mines are more expensive than open pit mines. Oretech will focus on properties that are open pit with existing tailings for ease of both mining and processing.

GOVERNMENT REGULATION

         Our business will be subject, both directly and indirectly, to various laws and governmental regulation relating to its business. The Department of Interior, Environmental Protection Agency and other federal, state and local regulatory bodies are continuously revising mining and environmental laws and regulations. These revisions may have an adverse impact on our ability to (i) acquire certain reserve bases and other feedstocks or (ii) process certain ore bodies and could result in higher costs or lower revenues. In addition, the applicability of existing and future laws in various jurisdictions governing issues such as property ownership, remediation, sales and other taxes and permits is uncertain and may take years to resolve. Any such legislation or regulation could have a material adverse impact on our proposed business, financial condition and results of operation.

         Permits or licenses may be required from federal, state or local government authorities to operate our processing system or locate our systems on mine sites. No assurances can be made that such permits or licenses will be obtainable. We may be required to comply with future national or international legislation and statutes in all or specific countries throughout the world where we choose to do business. No assurances can be made that we will be able to comply with such legislation or statutes, or that the adoption of such legislation or statutes will not have a material adverse effect on our proposed business, financial condition, and results of operations.

RESEARCH AND DEVELOPMENT

         No expenditures were made for research and development during the fiscal year ended June 30, 2003.

PATENTS, INTELLECTUAL PROPERTY AND LICENSING

         We do not own any patents or intellectual property. The Oretech Process is being utilized pursuant to our exclusive license from PTI Ventures, LLC.

EMPLOYEES

         As of September 15, 2003, Oretech had eight employees. Oretech believes its relations with its employees are good.

RISK FACTORS

         Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

         WE ARE A DEVELOPMENT STAGE COMPANY. Oretech is a development stage company and our proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise. We do not expect to generate profits for an undeterminable amount of time. Oretech's financial viability is dependent upon raising capital funding to support our operations, capital budget and to successfully implement our business plan. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the starting and expansion of a business and the relatively competitive environment in which we will operate. Unanticipated delays, expenses and other problems are frequently encountered in establishing a new business such as ours. Because of Oretech's lack of operating history, it has little historical financial data on which to base planned operating expenses. Oretech may be unable to adjust spending in a timely manner to compensate for unexpected delays in the development of its business plan or any subsequent revenue shortfall. Any such delays or shortfalls may have an immediate adverse impact on our business, operating results and financial condition.

         OUR FUTURE PROFITABILITY IS UNCERTAIN. Oretech expects to continue to incur substantial losses for the foreseeable future because of the need for capital expenditures to build its processing system and to support its operating overhead and develop its operating infrastructure. If Oretech does not accomplish the tasks as planned, we may never generate revenues or achieve significant profitability:

         WE NEED ADDITIONAL FINANCING. Oretech needs to raise additional funds through public or private financing of equity or debt securities, equipment financing or leasing. Oretech may be unable to obtain sufficient additional financing on favorable terms or at all. If it raises additional funds by selling its equity securities, the relative ownership of its existing shareholders will be diluted. If Oretech raises additional funds through debt financing, it could incur significant borrowing costs. If Oretech cannot obtain sufficient financing, it may have to delay, reduce or modify its intended business plan, which could significantly limit its revenues.

         WE FACE RISKS FROM THE UNCERTAINTIES OF GOVERNMENT REGULATION. The Department of Interior, Environmental Protection Agency and other governmental regulatory bodies are continuously revising mining regulatory statutes and environmental regulatory requirements in the mining industry and these revisions may have an adverse effect on Oretech's ability to acquire certain reserve bases or process certain ore bodies, thereby adversely impacting both gross sales revenue and profit margins. Permits or licenses may be required from federal, state or local government authorities to operate our ore processing operations. No assurances can be given that such permits or licenses will be obtainable.

         FORWARD-LOOKING STATEMENTS. Some of the statements in this Memorandum are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions that are not statements of historical fact. Oretech cannot guarantee its results, performance or achievements. Actual results and timing of planned events may differ significantly from these expectations. Therefore, investors are cautioned not to place undue reliance on any forward-looking statements.

         DEPENDENCE ON KEY PERSONNEL. The Company is dependent on its present officers, directors, and key personnel. These individuals may terminate their employment with Oretech at any time without penalty. The loss of the services of any of these individuals could seriously impair Oretech's ability to operate, which could reduce its revenues. In order to achieve Oretech's business objectives, it must hire additional personnel to fill certain key managerial positions. Oretech's future success will depend upon the ability of our current executive officers to establish clear lines of responsibility and authority, to work effectively as a team, and to gain the trust and confidence of its other employees. Oretech must also identify, attract, train, motivate and retain other highly skilled, technical, managerial, engineering, accounting, marketing and customer service personnel.

         NO ASSURANCE OF DIVIDENDS. Oretech has never paid any dividends and is unlikely to pay any dividends in the foreseeable future. There can be no assurance that Oretech's proposed operations will result in sufficient revenues to enable us to operate at profitable levels or to generate a positive cash flow.

         OUR BUSINESS IS HIGHLY COMPETITIVE. We are engaged in a business dealing with the acquisition of mineral properties and the extraction of gold, silver, platinum and other precious metals. We have to compete with some of the largest firms in the world to acquire our mineral assets. Although precious metals are commodities, some of our competitors may be able to negotiate and receive higher market prices for similar metals than Oretech will receive. Many of our competitors will have substantially greater financial, technical, marketing and human resource capabilities than Oretech.

         PRICE VOLATILITY. Our cash flow and profitability could be significantly affected by changes in the market prices of gold, silver and other precious metals we seek to extract from ore reserves and other feedstocks. These prices can fluctuate widely and are affected by numerous factors beyond our control, including industrial and jewelry demand, expectations with respect to inflation, the strength of the U.S. Dollar (the currency in which the prices of most precious metals are generally quoted) and other major international currencies, gold sales by central banks, production and cost levels in major precious metals producing regions such as South Africa, regional and worldwide political and economic events and supply and demand.

         FUTURE ACQUISITIONS COULD RESULT IN DILUTION, OPERATING DIFFICULTIES AND OTHER HARMFUL CONSEQUENCES. If appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products that we believe are strategic. The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

         o diversion of management time during the period of negotiation through closing and further diversion of such time after closing from focus on operating the businesses to issues of integration and future products and services;
         o decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business;
         o the need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management and the lack of control if such integration is delayed or not implemented; and
         o the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition may have been smaller, privately-held companies.

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

         In addition, as the Common Stock has limited active trading market and the trading price of the Common Stock is less than $5.00 per share, trading in the Common Stock is subject to the requirements of Rule 15g-9 promulgated under the Exchange Act. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction. The Common Stock is also subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of purchasers of the Common Stock to sell their securities in the secondary market.

ITEM 2.  DESCRIPTION OF PROPERTY

         We are currently leasing the office/warehouse space described below:

Approximately 5,000 square feet of office/warehouse space situated on approximately 18 acres of land at 309 State Docks Road, Phenix City, Alabama 36869, pursuant to a 12 month operating lease commenced on August 1, 2003. Our monthly rental is $3,500 plus we pay maintenance and utilities. The lease can be extended for an additional 12 months for a monthly rental of $3,700.

         Our landlord is Blythe Metal Sources, Inc., which is owned by Tom Blythe, our Vice President of Manufacturing and Engineering. Management is of the opinion that the lease was negotiated in an arm's length manner and is favorable to Oretech. See Item 12. Certain Relationships and Related Transactions.

         We do not own any real estate at this time.

ITEM 3.  LEGAL PROCEEDINGS

         As of the date of this report, Oretech is not subject to any pending litigation. However, there are three outstanding judgments against Oretech, involving suits on open accounts from vendors and former legal counsel, all of which has been fully accrued as at June 30, 2003. Management is in the process of negotiating pay-outs and settlements of these three judgments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 31, 2003, the holders of more than a majority (66%) of Oretech's common stock approved by written consent an amendment to the Articles of Incorporation changing the corporate name to Oretech, Inc. and a reverse split of Oretech's issued and outstanding common stock on a 1 share for 10 share basis.

         Under Nevada law, no meeting of the shareholders was required if a majority of the shares of common stock were voted in favor of the above actions.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

         Shares of Oretech's common stock trade on the Over-the-Counter Bulletin Board regulated by the National Association of Securities Dealers, Inc. and trades under the symbol "ORTE". The table set forth below presents the high and low bid prices of Oretech common stock for each quarter within the last two fiscal years. The source of this information is KNOBIAS LLC, www.knobias.com. However, since the our common stock is traded on the Over-the-Counter Bulletin Board, the following prices may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The bid prices are based on the average shares outstanding during the indicated quarter and have not been adjusted for the three reverse stock splits effected during the last two fiscal years (1 for 20 in March 2002; 1 for 5 in December 2002; and 1 for 10 in April 2003).

         Common Stock                                High Bid          Low Bid
         ------------                                --------          -------

         Quarter Ended September 30, 2001            $5.90             $ 0.06

         Quarter Ended December 31, 2001             $0.17             $ 0.05

         Quarter Ended March 31, 2002                $1.60             $ 0.20

         Quarter Ended June 30, 2002                 $0.70             $ 0.03

         Quarter Ended September 30, 2002            $0.30             $ 0.02

         Quarter Ended December 31, 2002             $0.13             $ 0.02

         Quarter Ended March 31, 2003                $0.31             $ 0.06

         Quarter Ended June 30, 2003                 $18.10            $ 4.00

         On September 15, 2003, the closing bid price of the Oretech common stock was $2.10 per share.

Holders
-------

         As of September 15, 2003, there were approximately 165 holders of record and 1,500 beneficial holders of Oretech common stock.

Dividend Policy
---------------

         Oretech did not pay any cash dividends during the last two fiscal years We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this Form 10-KSB, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors Affecting Operating Results" of this Item 6. and elsewhere in this Form 10-KSB.

Overview
--------

In the first quarter of fiscal 2003, management finally concluded that it could not salvage its Internet related business, as the "dotcom" bubble had burst and would not recover in time to salvage the business segments being pursued. The Company could not find the capital necessary to sustain its operations and indeed had very little in the way of operations at all. The Company could not find customers in need of our business or if they found willing customers, none of the customers had the money to pay for our services. The Tantivy Group, Inc. discontinued its Internet related operations in the first quarter of fiscal 2003., and began looking for alternative business models.

On September 27, 2002, Tantivy entered into an agreement to acquire certain mining assets of Pacific Rocky Mountain, Inc. ("PRM"). As a result, the Company transitioned into the metal processing and extraction business. The Company is now in the development stage in its new metal processing and extraction business operations.

On March 31, 2003, the Company effectuated a 1-10 reverse stock split and entered into an agreement with Oretech Corp. pursuant to which Oretech Corp. became a wholly-owned subsidiary of the Company and later changed the Company's name to "Oretech, Inc." This transaction is treated as a reverse acquisition for accounting purposes with Oretech Corporation being the "deemed acquirer" in the transaction, as the old Oretech Corp. shareholders ended up owning approximately 83% equity of the combined entities..

Oretech will use the Oretech Process to extract and process precious and strategic metals from ore and mine tailings. Oretech intends to acquire mining properties and tailing piles as its primary source of feedstock. Oretech may also enter into joint venture arrangements with owners and/or operators of mineral properties as a means of acquiring additional feedstock.

Mineral rights to proven reserves located in the United States, Canada, Mexico, and South America have been targeted for acquisition and processing. Initially, the Company expects to acquire a minimum of two properties in Colorado which will provide a tailings (feedstock) inventory of approximately 1 million tons. The acquisition of these properties should occur by the end of October 2003.

In addition to processing ore reserves, Management believes that the Oretech processing technology is ideal for processing E-waste. This is waste that is derived from demanufactured electronics equipment that contains environmental contaminants and cannot be disposed of in landfills. Management' plan in this area is to complete a strategic business plan for presentation to the Board of Directors. The business plan will address the following issues;

         1. Identify sources and types of electronic component waste streams
         2.       Assess current remediation practices
         3. Identify market needs for recovery and reuse of electronic components and disposal of obsolete electronics equipment
         4. Development of a cons-benefit analysis to develop a validation site recommendation
         5. Technological and economical validation through testing of specific E-waste feedstock.

Upon completion of the business plan and approval from the Board of Directors, Management would move to raise the capital resources necessary to establish an E-waste demanufacturing and recovery facility in Phenix City, Alabama.

Results of Operations

Revenues and Cost of Sales

Oretech has generated no revenues from inception and through the fiscal year ended June 30, 2003 because Oretech is in the development stage. Activities since inception have consisted solely of financial planning, establishing sources of production and supply, developing markets and raising capital.

Cost of Goods Sold

Cost of Goods Sold from inception and through the fiscal year ended June 30, 2003 totaled $0 because the Company is in the Development stage and has not yet started production.

Operating Expenses

Cost to Acquire Tantivy from inception and through the fiscal year ended June 30, 2003 totaled $1,672,735. This was a result of the difference between the purchase price of Tantivy in the reverse acquisition and the value of its common stock and assumed debt.

Professional Fees for the fiscal year ended June 30, 2003 totaled $67,875, which consisted primarily of legal, accounting and stock transfer fees. Professional fees for the fiscal year ended June 30, 2002 totaled $25,959, which consisted of initial organizational costs upon the inception of Oretech.

Other expenses for the fiscal year ended June 30, 2003 totaled $13,441 and consisted primarily of bank fees and travel expenses. Other expenses for the fiscal year ended June 30, 2003 were zero.

Liquidity and Capital Resources

The Company has minimal cash resources and no revenues. However, the Company is pursuing various debt and equity financing sources and is hopeful that it can obtain the funds necessary to continue and expand its operations. There is no assurance that the Company will be successful in any such efforts. combined with proceeds from capital raising transactions will be sufficient to meet its anticipated working capital and capital expenditure requirements until it begins is operations in the mining business. If adequate funds are not available on acceptable terms and soon, the Company's business, results of operations, and financial condition would be materially adversely affected.

Income Taxes

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. Deferred income tax assets arising from any loss carry forwards have been fully reserved as of June 30, 2003.

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

Factors Affecting Operating Results

This annual report contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors including those set forth below. You should carefully consider the business risks described below in connection with evaluation of our business and prospects. If any of the following risks occur, our results of operation may have a material adverse impact on the Company's future operations and financial position. In that case, the trading price of our common stock could decline.

ITEM 7.  FINANCIAL STATEMENTS

       ORETECH, INC. (formerly The Tantivy Group, Inc.) and Subsidiaries
                         (A DEVELOPMENT STAGE COMPANY)
                              Phenix City, Alabama

                           --------------------------
                               FINANCIAL REPORTS
                                       AT
                                 JUNE 30, 2003
                           --------------------------

ORETECH, INC. (formerly The Tantivy Group, Inc.) and Subsidiaries
(A DEVELOPMENT STAGE COMPANY)
Phenix City, Alabama

TABLE OF CONTENTS
--------------------------------------------------------------------------------

Independent Auditors' Report                                               F - 1

Consolidated Balance Sheets at June 30, 2003 and 2002                      F - 2

Consolidated Statements of Changes in Stockholders' Deficit for
  the Two Years Ended June 30, 2003 and 2002                               F - 3

Consolidated Statements of Operations for the Two Years Ended
  June 30, 2003 and 2002 and for the Period from Inception
  (June 11, 2001) through June 30, 2003                                    F - 4

Consolidated Statements of Cash Flows for the Two Years Ended
  June 30, 2003 and 2002 and for the Period from Inception
  (June 11, 2001) through June 30, 2003                                   F - 5

Notes to Consolidated Financial Statements                        F - 6 - F - 13

                           INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  and Stockholders
Oretech, Inc. (formerly The Tantivy Group, Inc.) and Subsidiaries
(A Development Stage Company)
(A Nevada Corporation)
Phenix City, Alabama

         We have audited the accompanying consolidated balance sheets of Oretech, Inc. (formerly The Tantivy Group, Inc.) and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the period from the date of inception (June 11, 2001) through June 30, 2003. These financial statements are the responsibility of Oretech, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oretech, Inc. (formerly The Tantivy Group, Inc.) and Subsidiaries as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the period from the date of inception (June 11, 2001) through June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming Oretech, Inc. (formerly The Tantivy Group, Inc.) and Subsidiaries will continue as a going concern. As discussed in Note 11 to the financial statements, Oretech, Inc. has no present sources of revenue and has an accumulated deficit. Accordingly, there is substantial doubt about Oretech, Inc.s ability to continue as a going concern. Management's plans regarding this matter are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Company, LLP

Rotenberg & Company, llp
Rochester, New York
  October 12, 2003

Oretech, Inc. (formerly The Tantivy Group, Inc.) and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet

BALANCE SHEETS
==========================================================================================
June 30,                                                          2003            2002
------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                $     3,306    $       --
     Prepaid Expenses                                             252,083            --
     Other Current Assets                                          14,675            --
------------------------------------------------------------------------------------------

TOTAL CCURRENT ASSETS                                             270,064            --

OTHER ASSETS
     Mining Claims                                                121,659            --
     Goodwill                                                     200,000            --
------------------------------------------------------------------------------------------

TOTAL ASSETS                                                  $   591,723    $       --
==========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                     $   159,492    $       --
    Notes Payable - Due Within One Year                            72,701            --
    Settlement Payable                                            221,500            --
    Liabilities from Discontinued Operations                      633,488            --
------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                       1,087,181            --

OTHER LIABILITIES
    Notes Payable - Due After One Year                            149,789            --
------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                               1,236,970            --

STOCKHOLDERS' DEFICIT
     Common stock - $.001 Par Value, 200,000,000 shares
        authorized, 32,057,310 shares issued and outstanding       32,057        25,959
     Additional Paid in Capital                                   676,447            --
     Deficit Accumulated During the Development Stage          (1,353,751)      (25,959)
------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                      (645,247)           --
------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $   591,723    $       --
==========================================================================================

   The accompanying notes are an integral part of these financial statements.

                                      F-2


ORETECH, INC. (formerly The Tantivy Group, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficit
From June 11, 2001 (Inception) through June 30, 2003


                                                                                                        Deficit
                                                                                                      Accumulated
                                                                     Common Stock        Additional     During         Total
                                                               ------------------------   Paid-In     Development  Stockholders'
                                                                 Shares       Amount      Capital        Stage        Deficit
                                                               -----------  -----------  -----------  -----------   -----------
Recapitalization of Oretech                                    25,959,500   $     25,959 $       --   $       --    $   25,959

Net Loss - through June 30, 2002                                       --           --           --      (25,959)      (25,959)
-------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2002                                        25,959,500         25,959         --      (25,959)           --

Options Granted for Services During the Period - Unexercised      500,000           --      275,000           --       275,000

Tantivy Group, Inc. Stock Outstanding
  Before the Acquisition                                   (A)  6,097,810        6,098      401,447           --       407,545

Net Loss - July 1, 2002 - June 30, 2003                                --           --           --   (1,327,792)   (1,327,792)
-------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2003                                         32,557,310   $   32,057   $  676,447  $(1,353,751)   $ (645,247)
===============================================================================================================================

(A) Reflects the 1 for 10 reverse stock split effective April 1, 2003.

The accompanying notes are an integral part of these financial statements.

                                      F-3


ORETECH, INC. (formerly The Tantivy Group, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

                                                          From
                                                    Date of Inception
                                                     (June 11, 2001)  For the Year    For the Year
                                                         through         Ended           Ended
STATEMENTS OF OPERATIONS                              June 30, 2003   June 30, 2003   June 30, 2002
===================================================================================================
---------------------------------------------------------------------------------------------------
REVENUES                                              $         --    $         --    $         --

Cost of Goods Sold                                              --              --              --
---------------------------------------------------------------------------------------------------

GROSS INCOME                                                    --              --              --
---------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
Costs to Acquire Tantivy                                 1,672,735       1,672,735              --
Professional Fees                                           93,834          67,875          25,959
Other Expense                                               13,441          13,441              --
---------------------------------------------------------------------------------------------------

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                1,780,010       1,754,051          25,959
---------------------------------------------------------------------------------------------------

NET LOSS BEFORE OTHER INCOME AND EXPENSES               (1,780,010)     (1,754,051)        (25,959)
---------------------------------------------------------------------------------------------------
OTHER INCOME AND EXPENSES
(Interest Expense) Net of Interest Income                   (5,319)         (5,319)             --
Gain on Restructure of Debt                                431,578         431,578              --
---------------------------------------------------------------------------------------------------

NET LOSS                                              $ (1,353,751)   $ (1,327,792)   $    (25,959)
---------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED   $      (0.05)   $      (0.05)   $      (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              27,450,187      27,450,187      25,959,500
====================================================================================================

The accompanying notes are an integral part of these financial statements.

                                      F-4


ORETECH, INC. (formerly The Tantivy Group, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Cash Flows

                                                                 From
                                                           Date of Inception
                                                            (June 11, 2001) For the Year  For the Year
                                                                through        Ended         Ended
                                                             June 30, 2003  June 30, 2003 June 30, 2002
-----------------------================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                    $ (1,353,751) $ (1,327,792) $    (25,959)
Adjustments to Reconcile Net Income to
   Net Cash Flows from Operating Activities:
Costs to Acquire Tantivy                                       1,672,735     1,672,735            --
Gain on Restructure of Debt                                     (431,578)     (431,578)           --
Non-cash Professional Fees                                        48,876        22,917        25,959
  Changes in Assets and Liabilities:
Other Assets                                                     (14,675)      (14,675)           --
Accounts Payable and Accrued Expenses                             48,684        48,684            --
-----------------------------------------------------------------------------------------------------

Total Adjustments                                              1,324,042     1,298,083        25,959
-----------------------------------------------------------------------------------------------------

Net Cash Flows from Operating Activities                         (29,709)      (29,709)           --
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Net Cash Flows from Investing Activities                          --            --            --
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Borrowings                                      33,015        33,015            --
-----------------------------------------------------------------------------------------------------

         Net Cash Flows from Financing Activities                 33,015        33,015            --
-----------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents               3,306         3,306            --

Cash and Cash Equivalents at Beginning of Period                      --            --            --
-----------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                         3,306         3,306            --
-----------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for Interest                                                --            --            --
Cash Paid for Taxes                                                   --            --            --

NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Consulting Services                              10,000            --        25,959
Stock Options Granted for Consulting Services - Unexercised      275,000       275,000            --
Note Payable Issued to Finance Restructure of Debt                10,000        10,000            --
Reduction of Liability in Restructure of Debt                    431,578       431,578            --
-----------------------------------------------------------------------------------------------------
                                                              $  726,578    $  716,578    $   25,959
=====================================================================================================

The accompanying notes are an integral part of these financial statements.

                                      F-5

        Oretech, Inc. (formerly The Tantivy Group, Inc.) and Subsidiaries
                          (A Development Stage Company)
                                  June 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Oretech, Inc. (formerly the Tantivy Group, Inc.) is a corporation located in Phenix City, Alabama, organized under the laws of the State of Nevada, and is in the business of processing ore and mine tailings to extract precious metals. Oretech is currently in the development stage.

Oretech, Inc. ("Oretech") is the result of a reverse acquisition transaction that became effective April 1, 2003 between The Tantivy Group, Inc. ("Tantivy") and Oretech Corp., both Nevada Corporations. Tantivy began its business in January 2000, of providing management and Internet related services via its four wholly owned subsidiaries, Online Television Network Services, Inc., Tantivy Technologies, Inc., Tantivy Entertainment, Inc., and Tantivy Sciences, Inc., all of which were discontinued in September 2002. In September 2002, Tantivy was involved in a prior reverse acquisition transaction with Pacific Rocky Mountain, Inc. Pacific Rocky Mountain was in the business of processing ore and mine tailings, hence Tantivy began the process of discontinuing its operations in the management services business in order to concentrate on developing a business in the extraction of precious metals.

Oretech Corp. was organized on June 11, 2001 in the State of Nevada and was dormant until it entered into the reverse acquisition with Tantivy. Subsequent to the reverse acquisition in which Oretech Corp. was the deemed acquirer and took control of Tantivy, Tantivy changed its name to Oretech, Inc.

NOTE 2 - SUMMARY OF BUSINESS COMBINATION TRANSACTION

The consolidated financial statements for all periods presented reflect the Acquisition Agreement which became effective April 1, 2003, pursuant to which Oretech Corp., a Nevada Corporation, became a wholly owned subsidiary of The Tantivy Group, Inc. (hereinafter "Tantivy"). The business combination is accounted for as a reverse acquisition of Tantivy and a recapitalization of Oretech Corp. and is reflected as such in the consolidated statement of changes in stockholders' deficit.

Per the Acquisition Agreement, Tantivy exchanged 25,959,500 shares of newly issued common stock for all of the 25,959,500 common shares outstanding of Oretech Corp., after effectuating a 1 for 10 reverse stock split of its previously issued and outstanding common shares on April 1, 2003. The shareholders of Oretech Corp. exchanged their shares of common stock, one for one, for the 25,959,500 common shares of Tantivy and as a result of the reverse acquisition, owned approximately 81% of the issued and outstanding shares of Tantivy common stock. The transaction was entered into based on Oretech Corp.'s potential business prospects. The acquisition was recorded at the fair value of Tantivy's debt (net of assets) that was assumed by Oretech, and goodwill was recorded based on the value of the debt. The goodwill was subsequently reviewed for impairment and expensed as costs to acquire subsidiary in the Statement of Operations. As a result of the Acquisition Agreement, the officers and directors of Tantivy resigned and were replaced by the officers and directors of Oretech Corp. Oretech Corp. is the deemed acquirer in the transaction.

Subsequent to the reverse acquisition transaction, Tantivy amended its Articles of Incorporation to change its name to Oretech, Inc. Oretech Corp. is a wholly owned subsidiary of Oretech, Inc.

The acquisition of Oretech Corp. by Tantivy is treated as a reverse acquisition, resulting in the historical operations of Oretech Corp. being treated as the historical operations of Oretech, Inc. Accordingly, the accompanying historical financial statements have been restated to reflect the financial position, results of operations, and cash flows as if the reverse acquisition and recapitalization had occurred at the beginning of the earliest period presented.

All references to Oretech herein include Oretech Corp. and the four Tantivy subsidiaries: Online Television Network Services, Inc., Tantivy Technologies, Inc., Tantivy Entertainment, Inc., and Tantivy Sciences, Inc.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                 a. Principles of Consolidation:
                    ----------------------------------
The accompanying consolidated financial statements include the accounts of Oretech, Inc. and its wholly owned subsidiaries (collectively referred to as "Oretech"). All intercompany balances and transactions have been eliminated in consolidation.

                 b. Method of Accounting:
                    ---------------------------
Oretech maintains its accounts and prepares its financial statements on the accrual basis of accounting.

                 c. Cash and Cash Equivalents:
                    --------------------------------
Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Oretech maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

                 d. Fair Value of Financial Instruments:
                    ------------------------------------------
The carrying amounts of financial instruments including cash and cash equivalents, receivables, and accounts payable and accrued expenses approximate fair value because of the relatively short maturity of these instruments. The carrying value of long-term financial assets and debt instruments, including the current portion, approximates fair value based upon current market rates for the same or similar instruments of comparable maturity.

                 e. Long-Lived Assets:
                    -----------------------
Oretech has long-lived assets that are reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. In performing the review of recoverability, management estimates the future cash flows expected to result from the use of the assets and their eventual disposition in determining their fair value. When required, impairment losses on assets to be held and used are recognized based on the difference between the fair value and the carrying amount of the assets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. As of June 30, 2003, management expects its long-lived assets to be fully recoverable.

                 f. Goodwill:
                    -----------
During the prior fiscal year, Oretech adopted the Financial Accounting Standards Board FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Oretech has changed its accounting policy from amortizing goodwill over 40 years to the amortization provisions of SFAS No. 142.

                 g. Fixed Assets and Depreciation:
                    -------------------------------------
Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Maintenance and repairs are charged to expense. The cost of assets retired or disposed of and the related accumulated depreciation are removed from the accounts.

Mining property is recorded at cost and will be amortized based on a units-of-production method at the time Oretech begins mining, extraction, and production activities. Development costs associated with mining property and claims not yet in production are expensed as incurred.

                 h. Revenue Recognition:
                    ---------------------------
         Oretech has no significant revenues from business operations as it is currently in the development stage.

                 i. Loss Per Common Share:
                    -------------------------------
The computation of loss per common share is based on the weighted average number of common shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Options are anti-dilutive.

                 j. Stock Options and Warrants:
                    -------------------------------
Oretech accounts for stock options and warrants in accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 prescribes the recognition of compensation based on the fair value of the options on the grant date. Oretech values stock options issued based on an option-pricing model and recognizes this value as an expense over the vesting period.

                 k. Start-up Costs:
                    ------------------
The costs of start-up activities, including organizational costs, are expensed as incurred. Development costs associated with mineral properties and claims not yet in production are also expensed as incurred.

                 l. Costs to Acquire Tantivy:
                    -------------------------------
The costs to acquire Tantivy pertain to the reverse acquisition and are expensed as incurred based on the difference between the fair value of net assets acquired and the common stock exchanged.

                 m. Income Taxes:
                    -----------------
Oretech accounts for income taxes in accordance with SFAS 109 "Accounting for Income Taxes", using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. The method uses enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. Oretech had no material deferred tax assets or liabilities for the periods presented.

                 n. Recently Enacted Accounting Standards:
                    --------------------------------------------------
In June 2002, the Financial Accounting Standards Board issued FASB Statement
No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 123 has been amended to require disclosure of additional information concerning the effects of stock-based employee compensation on earnings. Finally, SFAS 148 amends APB Opinion 28, Interim Financial Reporting, to call for disclosure of SFAS 123 proforma information on a quarterly basis. SFAS 148 is effective for fiscal years ending after December 15, 2002. Interim quarterly disclosures are required for reports containing condensed financial statements for periods beginning after December 15, 2002.

Oretech has adopted SFAS 146 and SFAS 148, as of January 1, 2003, and has determined that they have had no impact on the financial position and results of its operations for the period ended June 30, 2003.

                 o. Use of Estimates:
                    -----------------
The preparation of Oretech's consolidated financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 4 - SEGMENT DATA

Oretech, currently in development stage, plans to operate in one industry segment in its business of extracting precious metals from dormant mining claims.

NOTE 5 - MINING PROPERTY

Oretech's mining property consists of 13 unpatented mining claims on approximately 280 acres of land in Hayfork, California, which is located in Trinity County in the northern part of the state. The mining claims were acquired from a third party in May 2002 for $121,659 consisting of a $100,000 payable and the remaining in common stock. At June 30, 2003, $100,000 remains due and the amount is included in Accounts Payable on the balance sheet.

The mining property consisted of the following at June 30, 2003:

                    Mining Claims                           $ 121,659
                    Less accumulated amortization                 ---
                    ----------------------------------------------------

                                                            $ 121,659
                    ====================================================

Amortization expense is $-0- since Oretech is in the development stage, and mining production and extraction has not started yet.

NOTE 6 - GOODWILL

Oretech acquired goodwill in the amount of $200,000 as a result of a business combination transaction that occurred in September 2002. The goodwill approximates the fair market value of a shell corporation trading on the NASDAQ exchange. Management will test the goodwill for impairment in accordance with SFAS 142 on a periodic basis.

NOTE 7- NOTES PAYABLE

Notes payable consisted of the following at June 30, 2003:

i) $100,000 note payable via third party private financing, was re-negotiated to a term note due in April 2006, of which the remaining balance is $97,475. Terms of the note require one payment of $5,000 in October 2003, then monthly payments thereafter in the amount of $3,691, including interest at 12.0%.

ii) $82,000 note payable to third party, negotiated June 4, 2003, of which the remaining balance is $82,000. Terms of the note require one payment of $15,000 by September 1, 2003, quarterly interest payments at the rate of 6.5% per annum until the note is paid in full, and balloon payment due in June 2005.

iii) $25,000 bridge note payable to a third party with interest accruing at a rate of 10.0% per annum. The note is due and payable within one year.

iv) $8,015 in notes payable to third parties with interest accruing at a rate of 6.5% per annum. The notes are due and payable within one year.

v) $10,000 note payable to a shareholder with interest accruing at a rate of 6.5% per annum. The note is due and payable at Noteholder's discretion.

Annual maturities of notes payable for the five years succeeding June 30, 2003 are as follows:

----------------- -------------- --------------- -------------- --------------- -------------- --------------
            2004           2005            2006           2007            2008     Thereafter          Total
----------------- -------------- --------------- -------------- --------------- -------------- --------------
        $ 72,701      $ 114,580        $ 35,209            $--             $--            $--      $ 222,490
----------------- -------------- --------------- -------------- --------------- -------------- --------------

NOTE 8 - INCOME TAXES

No provision for federal and state income taxes has been recorded because Oretech has incurred net operating losses. Deferred income tax assets arising from any loss carry forwards have been fully reserved as of June 30, 2003.

NOTE 9 - STOCK OPTIONS

Oretech entered into an agreement in March 2003 whereby it issued 500,000 stock options to a consultant. The options are exercisable over a 36-month term at $.001 per share. The unexpired portion of the agreement was recorded in Prepaid Expenses at the fair value of Oretech's common stock on the date of the grant and will be expensed over the term of the agreement. During the fiscal period ending June 30, 2003, $22,917 was charged to expense for the unexpired portion.

NOTE 10 - RELATED PARTY TRANSACTIONS

Oretech entered into sub-license agreement which commenced in March 2003 and terminates in March 2053 in which it obtained exclusive rights to commercially develop sub-licensor's ore processing technology. Terms of the agreement require Oretech to pay sub-licensor a licensing fee in the amount of $2,000,000 per processing system in exchange for the exclusive rights to the processing technology, plus a royalty fee in the amount of 15% of net revenue generated under the process. Sub-licensor is a company controlled by a member of the board of directors of Oretech, Inc.

NOTE 11 - GOING CONCERN

Oretech's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Oretech is currently in the development stage and there is an accumulated deficit of $1,353,751 at June 30, 2003. Accordingly, there is substantial doubt about Oretech's ability to continue as a going concern. Oretech's continued existence is dependent upon its ability to develop profitable operations and to obtain working capital. Management of Oretech believes that it has developed a strategy that will accomplish these objectives, including obtaining private financing and equity funding, which will provide the funds to enable Oretech to utilize the ore processing technology on the raw materials located at the Company's mining claims and those to be acquired.

Oretech's principal activities since inception have consisted of financial planning, establishing sources of production and supply, developing markets, and raising capital. Oretech plans to utilize a patented proprietary process for the extraction of precious metals from the known mined ore and tailings located in the Company's mining claims. Business operations will include the extraction, smelting, casting, and refining of precious metals. Principal operations have not started; therefore Oretech has no present sources of significant revenues.

NOTE 12 - SUBSEQUENT EVENTS

Oretech settled a liability with an agreement to issue 50,000 shares of its common stock in lieu of cash payment and recorded the approximate value of the stock in the amount of $221,500 as Settlement Payable on the balance sheet.

Oretech has entered into an asset purchase agreement with an unrelated entity to acquire mining claims situate on 334 acres, located in Colorado. Historically the mines yielded silver, lead, gold, zinc, and other strategic and precious metals. Oretech has been performing tests on tailing samples and dump site samples from the mining properties for over one year, which indicate commercial production viability of the ore. A closing date on the purchase has not been established.

Oretech has entered into an asset purchase agreement with Tansub Corporation, effective October 2003, for the sale of 95% interest in the four Tantivy subsidiaries: Online Television Network Services, Inc., Tantivy Technologies, Inc., Tantivy Entertainment, Inc., and Tantivy Sciences, Inc. According to terms of the agreement, Oretech will retain a 5% interest in the subsidiaries and all debt of the subsidiaries is to be assumed by Tansub Corporation.

NOTE 13 - PURCHASE PRICE OF TANTIVY IN REVERSE ACQUISITION

The reverse acquisition in accordance with the Acquisition Agreement was accounted for by the purchase method of accounting. Under purchase accounting, the total purchase price is allocated to the tangible and intangible assets and liabilities of Tantivy based upon their respective fair values as of the closing date.

The purchase price and allocation of the net assets acquired as a result of the acquisition were as follows:

       PURCHASE PRICE:

       Fair Value of Tantivy's Common Stock                         $   406,972

       LESS: ALLOCATION OF NET ASSETS (LIABILITIES) ACQUIRED:
       Mining Property                                              $   121,659
       Intangible Assets                                                200,000
       Accounts Payable and Accrued Expenses                         (1,317,656)
       Notes and Loans Payable                                         (170,898)
                                                                    ------------
            Net Assets                                              $(1,166,895)
                                                                    ------------

            Total Costs to Acquire the Subsidiary                   $ 1,573,867
                                                                    ============

       Allocate to Goodwill                                         $      - 0 -
       Costs to Acquire the Subsidiary                                1,573,867
                                                                    ------------
            Total                                                   $ 1,573,867
                                                                    ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with our independent accountants during the fiscal year ended June 30, 2003..

ITEM 8A.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of the June 30, 2003, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedure were effective as of June 30, 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
------------------------------------------------------------

         The officers, directors, nominees and control persons of Oretech are as follows:

Name                  Age                  Position
----                  ---                  --------

Stephen D. Cummins    44   CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND
                           DIRECTOR
                           Mr. Cummins was elected to our Board of Directors on March 31 , 2003. He became Chairman of the Board and
                           Chief Executive Officer in April 2003. For over 14 years, Mr. Cummins held senior management positions with several Fortune 500 corporations: Vice President of Business Development of Lear Siegler, Autoglass
                           Division; Senior Vice President Operations & Business
                           Development of AFG Industries, Autoglass Division;
                           and Executive Vice President of U.S. Expansion
                           Operations of PGSI's Belron International Division.
                           From 1997 to 2000, Mr. Cummins served as an officer and director of CRT Holdings, Inc. (an energy technology development firm). In 2001, he co-founded
                           PTI Ventures, LLC along with Stephen Shehane. Mr.
                           Cummins left PTI to become the CEO of Oretech in April 2003.

H. Stephen Shehane    51   DEPUTY CHAIRMAN OF THE BOARD AND DIRECTOR
                           Mr. Shehane was elected to our Board of Directors in April 2003, at which time he was elected Deputy
                           Chairman of the Board. From 1987 to 1992, Mr. Shehane worked in process engineering and systems engineering, and held a number of operational positions in the mining industry with such firms as Eagle Industries (a division of DeBeers), Lamco
                           Mining Company, Emerald Industries and CBG (a subsidiary of Alcoa. Stephen co-founded CRT Holdings,
                           Inc. along with Stephen Cummins and served as President of CRT. CRT is in the business of developing and commercializing alternative energy production technologies. Stephen remains the Vice
                           Chairman of CRT, a privately held Company. Mr.
                           Shehane attended Columbus College and Columbus
                           Technical Institute where he developed the theories that provide the conceptual foundation for the Oretech metal processing technology. Stephen brings over 25 years of experience as an inventor, entrepreneur and process engineer to augment the management of Oretech.

Francis C. Hargarten  49   PRESIDENT, TREASURER AND DIRECTOR
                           For over 15 years, Mr. Hargarten served in various manufacturing and financial management positions for Plicon Corporation (a manufacturer and distributor of engineered plastic components and flexible packaging for the process food industry). For five years, Fran served as Executive Vice President of Plicon and had general management responsibilities for its Flexible
                           Packaging Division, which had facilities in the U.S., Canada and Europe. Mr. Hargarten was a founding shareholder of Consolidated Fusion Technologies in 1998 where he served as Vice President of Finance and Operations and Corporate Secretary. In late 2002,
                           Fran was a consultant to PTI Ventures, LLC, which evolved into his current position as President of Oretech. Mr. Hargarten received his B.S. in Business
                           Administration (and minor in Accounting) from Columbus State University in 1982, followed by an MBA from Georgia State University (emphasis on General
                           Management) in 1987. Fran is currently Corporate
                           Secretary and a member of the Board of Directors of CRT Holdings, Inc., a privately held company.

Dr. Christopher       46   VICE PRESIDENT RESEARCH & DEVELOPMENT & ENVIRONMENTAL
Kiggins                    COMPLIANCE, SECRETARY AND DIRECTOR
                           Dr. Kiggins graduated with a BBA in Finance from the University of Georgia. After his graduation, Dr.
                           Kiggins worked briefly for Fulton National Bank,
                           Atlanta, Georgia, before attending the University of Virginia School of Medicine. Dr. Kiggins has been a successful practicing Anesthesiologist in Columbus,
                           Georgia since 1989. He has also served as President of Anesthesia Associates of Columbus, PA. He is the former Chairman of the Chattahoochee Riverkeeper
                           Organization and former Director of the Anesthesia
                           Department, St. Francis Hospital in Columbus,
                           Georgia. Dr. Kiggins brings a diverse business, scientific and environmental background to Oretech.

Dennis Atkins         40   DIRECTOR
                           Mr. Atkins is a certified public accountant with over 15 years experience in public accounting, specializing in the audits of publicly traded companies. Dennis is a member of the American
                           Institute of Certified Public Accountants and is licensed in California and Oklahoma. Dennis' firm is a member of the Securities and Exchange Commission
                           Practice Section of the American Institute of
                           Certified Public Accountants. He holds a bachelor's degree in accounting from Oklahoma State University and a master's degree in accountancy from the University of Oklahoma.

Robert Garcia         54   VICE PRESIDENT ACQUISITIONS AND TECHNICAL DEVELOPMENT
                           AND DIRECTOR
                           Mr. Garcia's extensive mining background includes being a developer, owner and operator of numerous mines and mining companies in the U.S., including a precious metal refinery in Beatty, Nevada. Mr. Garcia has also been a principal in Aurie Metallurgical
                           Resources, a Nevada corporation offering consulting services to mining industries on a global basis. Mr.
                           Garcia also worked with one of the world's largest gold mining companies, St. Joe American, a subsidiary of Flour Corporation. Bob was instrumental in the successful development of eight million tons of St.
                           Joe's Bullfrog, Montgomery-Shoshone gold mine, as documented in a January 1989 article in the California Mining Journal & Brochure.

Marvin Gibbons        52   DIRECTOR
                           Mr. Gibbons has been an independent business owner and consultant for more than 30 years. He brings to Oretech successful experience and vast knowledge in diverse business arenas. During his long career, Marvin has been involved in a variety of sectors including venture capital, insurance, construction,
                           Native American Indian adviser, business management, public service and corporate consulting. He will help
                           Oretech develop and evaluate corporate strategic planning, both domestically and in- ternationally.

KEY OPERATIONS PERSONNEL

Tom Blythe            56   VICE PRESIDENT MANUFACTURING & ENGINEERING
                           Mr. Blythe brings over thirty years of foundry and smelting industry, management, sales and technology experience to Oretech. Tom is experienced in a broad range of industries, including foundry and metal working, strategic development, financial planning, organizational development, materials handling, performance management, marketing, sales, quality control, product development, engineering and operations in the U.S., Canada and Mexico. Tom holds a B.A. in Management from Youngstown State University and an A.D. in Engineering Time Study, Methods &
                           Procedures. He is a Lifetime Member of the American
                           Foundrymens Society, a Senior Member of the Society of Manufacturing Engineers, a Member American Cast
                           Medals Association and Steel Founders Association.

Jay W. Hobson         53   VICE PRESIDENT, FINANCE
                           Mr. Hobson is a 1972 graduate of the University of North Carolina at Chapel Hill where he received a B.A. degree in economics and received his M.B.A.
                           degree in finance from Wake Forest University in 1975. After spending two years at Hanes Knitwear, Jay joined AFLAC Insurance as the acquisition and planning manager. During his more than twenty years with AFLAC, Jay held the positions of Vice President, Financial Planning and Vice President, Cash
                           Management. Since leaving AFLAC, Mr. Hobson has spent two years working with Columbus Regional Health Care, as well as managing his personal real estate investment business in Columbus, Georgia.

         All Oretech directors are elected for one-year terms. All officers serve at the pleasure of the Board of Directors. Aside from the appointment of Mr. Siefkes to Oretech's Board of Directors following the acquisition of the Colorado mining properties from Frontier Development, LLC, there are no arrangements, understandings or contractual obligations between Oretech and any other person requiring the nomination or election of any other person to the Board of Directors or to any corporate offices.

         Oretech is not aware of any additional family relationships between any director, executive officer or person nominated or chosen to become a director or executive officer.

         Our Board of Directors has determined that in its judgment, Dennis Atkins, the Chair of our Audit Committee, is an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission. The Board has also determined that Mr. Atkins is "independent," as that term is used under applicable rules of the Securities and Exchange Commission and our Corporate Governance Policy.

         We have adopted a Code of Conduct, Ethics and Integrity ("Code") that is applicable to all of our officers and directors and certain employees. The Code provides a special code of ethics with additional provisions that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code also has provisions directed at members of our Board of Directors. These documents will be posted on our website: www.oretech.net and are available free of charge to our employees, shareholders and stakeholders. We intend to disclose any amendments to or waivers from these Code provisions for directors, executive officers on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon Oretech's review of Forms 3, 4 and 5 and amendments thereto furnished to Oretech under Rule 16a-3(a), except for the persons indicated below, during the fiscal year preceding the filing of this Annual Report, Oretech is not aware of any person who was a director, officer or beneficial owner of more than ten percent of Oretech's Common Stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, in a timely manner. The following individuals were delinquent in filing Form 3s and Form 4s during fiscal 2003 and/or delinquent in filing Form 5s with respect to its most recent fiscal year; delinquent Forms 3, 4 and 5 for the following individuals are indicated parenthetically: Stephen D. Cummins (Forms 3 and 5), H. Stephen Shehane (Forms 3, 4 and 5), Francis C. Hargarten (Forms 3, 4 and 5), Christopher Kiggins (Forms 3, 4 and 5), Tom Blythe (Forms 3 and 5), Jay W. Hobson (Forms 3 and 5), Thomas S. Snyder (Form 3), Dennis Atkins (Forms 3 and 5), Robert Garcia (Forms 3 and 5)and Marvin Gibbons (Forms 3 and 5). These late filings were due to their unfamiliarity with Rule 16a-3(a). ALL OF THE ABOVE NAMED PERSONS HAVE SINCE FILED THEIR RESPECTIVE FORMS 3, 4 AND 5. James Logan, a former officer and director of the registrant, was delinquent in filing Forms 3 and 4.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid to the Chief Executive Officer and the four next highest paid officers of Oretech during the fiscal year ended June 30, 2003. No person named below was employed by Oretech in prior fiscal years.

                                   SUMMARY COMPENSATION TABLE
                                   --------------------------
                  ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                  -------------------                         ----------------------
                                                        AWARDS                        PAYOUTS
                                                        ------                        -------
NAME                                                               SECURITIES
AND                                          OTHER    RESTRICTED   UNDERLYING                      ALL
PRINCIPAL                                    ANNUAL    STOCK        OPTIONS/       LTIP           OTHER
POSITION         YEAR   SALARY      BONUS    COMP.     AWARD(S)      SARS         PAYOUTS      COMPENSATION
--------         ----   ------      -----    -----     --------      ----         -------      ------------
Stephen D.
Cummins          2003   $ -0-

Francis C.
Hargarten        2003   $ -0-

Tom Blythe       2003   $ -0-

Jay W.
Hobson           2003   $ -0-


        The Company has not entered into any employment agreements with management personnel, no other executive officers or directors have employment agreements.

        -----------------

         As of September 15, 2003, the following management personnel were accruing annualized compensation of $100,000 or more per year: Stephen D. Cummins $120,000 and Francis C. Hargarten $100,000.

DIRECTOR AND OFFICER LIABILITY AND INDEMNIFICATION
--------------------------------------------------

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

         Article VIII of Oretech's Articles of Incorporation provides that a director or officer of shall not be personally liable to Oretech or its stockholders for damages for breach of fiduciary duty as a director or officer, except for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, and provides that any modification or repeal of
Article VIII shall be prospective only and shall not adversely affect any limitation on the personal liability of a director or officer of Oretech for acts or omissions prior to such repeal or modification.

         Article IX of Oretech's Articles of Incorporation provides that every person who was or is a party, or is threatened to be made a party to, or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is the legal representative, is or was a director or officer of Oretech, or is or was serving at the request of Oretech as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the laws of the State of Nevada against all expenses, liability and loss (including attorneys' fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith.

         Oretech's Bylaws contain similar, redundant provisions regarding indemnification in Article VII of the Bylaws.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Act"), may be permitted to directors, officers or persons controlling Oretech pursuant to the provisions of its Articles of Incorporation or Bylaws, Oretech has been informed by counsel that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of September 15, 2003, there were 32,560,572 shares of Oretech's Common Stock issued and outstanding; and there were 165 holders of record and an estimated 1,500 beneficial owners of our Common Stock. Each share of Common Stock is entitled to one vote. There is no cumulative voting of shares of Common Stock and stockholders have no preemptive rights. Oretech has never paid dividends on its Common Stock and does not intend to in the future.

         The following table sets forth as of September 15, 2003, certain information with respect to all persons or groups known by management to be record or beneficial owners of more than 5% of the Oretech's outstanding Common Stock, by each director of Oretech, each named executive officer and by all current directors and executive officers as a group. Except as indicated in the footnotes to the following table, the listed stockholders hold sole voting and investment power over their respective shares. No shares of preferred stock have been issued or are outstanding.

Name and Address of                        Amount and Nature of     Percent of
Beneficial Owner (1)(2)                    Beneficial Owner         Common Stock
-----------------------                    ----------------         ------------

H. Stephen Shehane (3)                        12,001,644            36.86%

Stephen D. Cummins                             4,000,000            12.28%

Francis C. Hargarten                           1,250,514             3.84%

Jay W. Hobson                                    250,000              ---% (4)

Tom Blythe                                       250,000              ---% (4)

Dr. Christopher Kiggins                          500,000             1.54%

Marvin Gibbons                                 1,020,651             3.13%

Robert Garcia                                    398,151             1.22%

Dennis Atkins                                    155,056              ---% (4)

All officers and directors,
As a group (9 persons)                       19,826,016             60.89 %
__________________

(1) The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of any other person. The percentages above may not total due to rounding.
(2) It is Oretech's policy not to disclose the home addresses of our management members or the home or business addresses of our board members. Therefore, Oretech elects to use its corporate address at 309 State Docks Road, Phenix City, Alabama 36869 as the address for the persons named in the table above.
(3) Shares held of record by H. Stephen Shehane & Wendy S. Shehane as Joint Tenants. Mr. Shehane is the beneficial owner of these shares.
(4)      Less than one percent (1%)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Oretech requires that all material transactions with affiliates be made on terms that are no less favorable to Oretech than those that can be obtained from unaffiliated third parties. Such transactions must be approved by a majority of Oretech's directors. For the year ended June 30, 2003, the following transactions were made with affiliates of Oretech.

         As discussed in ITEM 2, above, Oretech is leasing its primary office and processing facility from Blythe Metal Sources, Inc, which is owned by Tom Blythe, our Vice President of Manufacturing and Engineering. Management is of the opinion that the lease was negotiated in an arm's length manner and is favorable to Oretech.

         As discussed in ITEM 1, above, Oretech obtained the exclusive rights from PTI Ventures, LLC, a limited liability company, for commercial development of its ore processing technology. PTI Ventures, LLC ("PTI") is a company controlled by H. Phillip Shehane, our Deputy Chairman of the Board and a member of our Board of Directors. The agreement with PTI requires Oretech to pay to PTI a licensing fee of $2,000,000 per processing system in exchange for the exclusive rights to the processing technology, plus a royalty fee of 15% of net revenue generated under the process. Oretech and PTI are in the process of renegotiating the terms of this agreement on terms that we will be more favorable to Oretech.

         Management is of the opinion that the license agreement was negotiated in an arm's length manner and is favorable to Oretech.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

         The exhibit list in the Index to Exhibits on page 28 is incorporated herein by reference as the list of exhibits required as part of this annual report.

         (B)      REPORTS ON FORM 8-K FILED DURING THE FOURTH QUARTER OF 2003.

         During the fourth quarter covered by this Report, we filed or furnished the following current reports on Form 8-K:

         (i) Current Report on Form 8-K dated April 1, 2003, reporting the acquisition of Oretech Corporation;

         (ii) Current Report on Form 8-K dated September 27, 2002, but filed on April 14, 2003, reporting the acquisition of assets from Pacific Rocky Mountain, Inc. (which was previously reported on a Current Report on Form 8-K dated September 27, 2002, but filed on October 8, 2002).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For fiscal 2003 and fiscal 2002, the aggregate fees billed or estimated to be billed to us for professional services rendered by Rotenberg & Co., LLP for the audit of our annual financial statements, review of financial statements included in our Form 10-QSBs and for services normally provided by our accountants in connection with statutory and regulatory filings or engagements were $35,000 and $27,000, respectively.

AUDIT RELATED FEES

         For fiscal 2003 and fiscal 2002, the aggregate fees billed to us or estimated to be billed to us for assurance and related services by Rotenberg & Co., LLP that were reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" above were $13,000 and $ -0-, respectively. The nature of the services provided consisted in both years of acquisition related assistance.

TAX FEES

         For fiscal 2003 and fiscal 2002, Rotenberg & Co., LLP did not bill us for any fees for tax related matters.

ALL OTHER FEES

         For fiscal 2003 and fiscal 2002, there were no fees billed to us for any other products or services provided by Rotenberg & Co., LLP, other than the services reported above.

PRE-APPROVAL POLICY

         Pursuant to our Audit Committee Key Practices, we have a policy that discourages the retention of our independent auditors for non-audit services. We will not retain our independent auditors for non-audit work unless:

         o in the opinion of senior management, the independent auditors possess unique knowledge or technical expertise that is superior to that of other potential providers;
         o the approval of the Chair of the Audit Committee and the Chief Financial Officer are obtained prior to the retention; and
         o the retention will not affect the status of the auditors as "independent accountants" under applicable rules of the SEC or any exchange on which our common stock may be listed or traded.

         The details regarding any engagement of the independent auditors for non-audit services are provided promptly to the full Audit Committee. During fiscal 2002 and fiscal 2003, all of the services of Rotenberg & Co., LLP for the services described above under Audit Related Fees, Tax Fees and All Other Fees were pre-approved by the Board of Directors, as Oretech did not have an Audit Committee during those fiscal years. However, going forward, Oretech will impose this pre-approval policy on its Audit Committee.

                                   SIGNATURES

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                   Oretech, Inc.

                                                   /s/ Stephen D. Cummins
                                                    ---------------------
                                                    Stephen D. Cummins,
      Date: October 14, 2003                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                     Title                          Date
         ---------                     -----                          ----

/s/ Stephen D. Cummins
____________________________   ______________________________   October 14, 2003
Stephen D. Cummins             Chairman of the Board
                               Chief Executive Officer and Director
                               (PRINCIPAL EXECUTIVE OFFICER)

/s/ H. Stephane Shehane
____________________________   ______________________________   October 14, 2003
H. Stephen Shehane             Deputy Chairman of the Board and
                                       Director

/s/ Francis C. Hargarten
____________________________   ______________________________   October 14, 2003
Francis C. Hargarten           President and Director

/s/ Jay W. Hobson
____________________________   ______________________________   October 14, 2003
Jay W. Hobson                  Vice President, Finance
                               (Principal Financial and
                                Accounting Officer)

/s/ Christopher Kiggins
____________________________   _______________________________  October 14, 2003
 Christopher Kiggins           Director

                                INDEX TO EXHIBITS

         Exhibit
            No.         Description
            ---         -----------

         2.1 Reorganization and Stock Purchase Agreement with Black Stallion Management, Inc., effective January 31, 2000 (1)

         3(i)(1) Certificate of Restated Articles of Incorporation of Digital Bridge, Inc.(2)

         3(i)(2) Certificate of Amendment to Articles of Incorporation dated March 31, 2003 (3)

         3(ii)    Bylaws(6)

         10.1 Net Lease by and between Blythe Metals Sources, Inc.(Lessor) and Oretech, Inc. (Lessee), dated July 18, 2003 (3)

         10.2 Asset Purchase Agreement between The Tantivy Group, Inc. and Pacific Rocky Mountain, Inc. dated September 27, 2002. (4)

         10.3 Acquisition Agreement between The Tantivy Group, Inc. and Oretech, Inc. dated as of March 31, 2003. (5)

         10.4 Sub-License Agreement between PTI Ventures, LLC and Oretech, Inc. dated March 31, 2003 (3)

         21       Subsidiaries of the Company (3)

         99.1     Section 302 Certification of Principal Executive Officer(3)

         99.2     Section 302 Certification of Principal Financial Officer(3)

         99.3     Section 906 Certification of Principal Executive Officer(3)

         99.4     Section 906 Certification of Principal Financial Officer(3)

-----------------

(1) Filed herewith as an exhibit is Exhibit 2 to Oretech's Form 8-K dated February 9, 2000, and incorporated herein by reference.
(2) Filed herewith as an exhibit is Exhibit 3(i)(1) to Oretech's Form 10-KSB for the fiscal year ended June 30, 2000.
(3)      Filed herewith.
(4) Filed herewith as an exhibit is Exhibit 2.5 to Oretech's Form 8-K dated September 27, 2002, and incorporated herein by reference.
(5) Filed herewith as an exhibit is Exhibit A to Oretech's Form 8-K dated April 1, 2003, and incorporated herein by reference.
(6) Filed herewith as an Exhibit is Exhibit 3 to Oretech's Form 10-SB12G Registration Statement (file number unavailable) dated July 19, 1999, and incorporated herein by reference.