Form 10QSB
period 2003-09-30
ORETECH INC
filed 2003-11-19
CIK 1090052

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________________ TO _________________

Commission file number : 000-26755

                                  ORETECH, INC.
        (Exact name of small business issuer as specified in its charter)

                   Nevada                                88-0409147
       (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)


                309 State Docks Road, Phenix City, Alabama 36869
               (Address of principal executive offices) (Zip Code)

                   (334) 297-0663 (Issuer's telephone number)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 21, 2003, 32,687,188 shares of common stock, par value $.001, were issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
  and Stockholders
Oretech, Inc. (formerly The Tantivy Group, Inc.) and Subsidiaries
(A Development Stage Company)
(A Nevada Corporation)
Phenix City, Alabama


         We have reviewed the accompanying consolidated balance sheet of Oretech, Inc. (formerly The Tantivy Group, Inc.) and Subsidiaries (a development stage company) as of September 30, 2003, the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the three months ended September 30, 2003, and for the period from June 11, 2001 (inception) to September 30, 2003. All information included in these consolidated financial statements is the responsibility of the Oretech, Inc.'s management.

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

         The accompanying consolidated financial statements have been prepared assuming Oretech, Inc. (formerly The Tantivy Group, Inc.) and Subsidiaries will continue as a going concern. As discussed in Note F to the financial statements, the Company has no present sources of revenue and has an accumulated deficit. Accordingly there is substantial doubt about Oretech, Inc.'s ability to continue as a going concern. Management's plans regarding this matter are described in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Oretech, Inc. (formerly The Tantivy Group, Inc.) and Subsidiaries (a development stage company) as of June 30, 2003 (presented herein), and the related consolidated statements of changes in stockholders' deficit, operations, and cash flows for the year then ended (not presented herein); and in our report dated October 12, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated, in all material respects. We have not performed any audit procedures subsequent to the date of our report.


/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  November 12, 2003

                ORETECH, INC. (FORMERLY THE TANTIVY GROUP, INC.)
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                              PHENIX CITY, ALABAMA

                     --------------------------------------
                                FINANCIAL REPORTS
                                       AT
                               SEPTEMBER 30, 2003
                     --------------------------------------

ORETECH, INC. (FORMERLY THE TANTIVY GROUP, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
PHENIX CITY, ALABAMA


TABLE OF CONTENTS
----------------------------------------------------------------------------------------------------
Consolidated Balance Sheets at September 30, 2003 (unaudited) and
  June 30, 2003                                                                            F - 1

Consolidated Statements of Changes in Stockholders' Deficit for the
  Period From Inception (June 11, 2001) through September 30,
  2003 (unaudited)                                                                         F - 2

Consolidated Statements of Operations for the Three Months Ended September 30,
  2003 and 2002 (unaudited) and for the Period from
  Inception (June 11, 2001) through September 30, 2003 (unaudited)                         F - 3

Consolidated Statements of Cash Flows for the Three Months Ended September 30,
  2003 and 2002 (unaudited) and for the Period from
  Inception (June 11, 2001) through September 30, 2003 (unaudited)                         F - 4

Notes to Consolidated Financial Statements                                             F - 5 - F - 6

ORETECH, INC. (FORMERLY THE TANTIVY GROUP, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS


BALANCE SHEETS
-----------------------------------------------------------------------------------------------------

                                                                        (UNAUDITED)
                                                                       SEPTEMBER 30,       June 30,
                                                                            2003             2003
-----------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                               $     5,466      $     3,306
Prepaid Expenses                                                            279,165          254,758
-----------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                        284,631          258,064

OTHER ASSETS
Note Receivable                                                              42,923           12,000
Property, Plant and Equipment - Net of Accumulated Depreciation               6,519               --
Mining Claims                                                               121,659          121,659
Goodwill                                                                    200,000          200,000
-----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $   655,732      $   591,723
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                   $   172,910      $   159,492
Accrued Compensation                                                        107,000               --
Notes Payable - Due Within One Year                                         204,502           72,701
Settlement Payable                                                          221,500          221,500
Liabilities from Discontinued Operations                                    633,488          633,488
-----------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                 1,339,400        1,087,181


OTHER LIABILITIES
Notes Payable - Due After One Year                                           87,562          149,789
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                         1,426,962        1,236,970

STOCKHOLDERS' DEFICIT
Common Stock:  $.001 Par Value; 200,000,000 Shares Authorized;
                           32,157,310 Shares Issued and Outstanding          32,157           32,057
Additional Paid in Capital                                                  766,347          676,447
Deficit Accumulated During the Development Stage                         (1,569,734)      (1,353,751)
-----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                (771,230)        (645,247)
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $   655,732      $   591,723
=====================================================================================================

              The accompanying notes are an integral part of these financial statements.

                                                 F-1

ORETECH, INC. (FORMERLY THE TANTIVY GROUP, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM JUNE 11, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2003

                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                                              COMMON STOCK             ADDITIONAL        DURING            TOTAL
                                                              ------------              PAID-IN        DEVELOPMENT     STOCKHOLDERS'
                                                         SHARES          AMOUNT         CAPITAL           STAGE           DEFICIT
------------------------------------------------------------------------------------------------------------------------------------
RECAPITALIZATION OF ORETECH                            25,959,500     $    25,959     $        --      $        --      $    25,959

Net Loss - Through June 30, 2002                               --              --              --          (25,959)         (25,959)
------------------------------------------------------------------------------------------------------------------------------------

 BALANCE - JUNE 30, 2002                               25,959,500          25,959              --          (25,959)              --

Options Granted for Services During the
  Period - Unexercised                                         --              --         275,000               --          275,000

Tantivy Group, Inc. Stock Outstanding
      Before the Acquisition                  (A)       6,097,810           6,098         401,447               --          407,545

Net Loss - July 1, 2002 - June 30, 2003                        --              --              --       (1,327,792)      (1,327,792)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2003                                32,057,310     $    32,057     $   676,447      $(1,353,751)     $  (645,247)

Options Granted for Services During the
  Period                                                  100,000             100          54,900               --           55,000

Units Sold in Private Placement Offering                       --              --          72,030               --           72,030

Equity Financing Costs - Private Placement                     --              --         (37,030)              --          (37,030)

Net Loss - July 1, 2003 - September 30, 2003                   --              --              --         (215,983)        (215,983)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2003                           32,157,310     $    32,157     $   766,347      $(1,569,734)     $  (771,230)
====================================================================================================================================

(A) Reflects the 1 for 10 reverse stock split effective April 1, 2003.

                             The accompanying notes are an integral part of these financial statements.

                                                                F-2

ORETECH, INC. (FORMERLY THE TANTIVY GROUP, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FROM DATE
                                                  OF INCEPTION           FOR THE             For The
                                                (JUNE 11, 2001)        THREE MONTHS        Three Months
                                                    THROUGH               ENDED               Ended
                                                  SEPTEMBER 30,        SEPTEMBER 30,       September 30,
STATEMENTS OF OPERATIONS                              2003                2003                 2002
---------------------------------------------------------------------------------------------------------
REVENUES                                       $            --      $            --      $            --

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting Fees                                        107,000              107,000                   --
Costs to Acquire Tantivy                             1,672,735                   --                   --
Depreciation                                               143                  143                   --
Insurance                                               11,094               11,094                   --
Other Expense                                           33,997               20,556                   --
Professional Fees                                      164,832               70,998                   --
---------------------------------------------------------------------------------------------------------

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES            1,989,801              209,791                   --
---------------------------------------------------------------------------------------------------------

NET LOSS BEFORE OTHER INCOME AND EXPENSES           (1,989,801)            (209,791)                  --
---------------------------------------------------------------------------------------------------------

OTHER INCOME AND EXPENSES
(Interest Expense) Net of Interest Income              (11,511)              (6,192)                  --
Gain on Restructure of Debt                            431,578                   --                   --
---------------------------------------------------------------------------------------------------------

NET LOSS                                       $    (1,569,734)     $      (215,983)     $            --
=========================================================================================================

EARNINGS (LOSS) PER COMMON SHARE,
     BASIC AND DILUTED                                   (0.06)               (0.01)                  --

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          26,538,381           32,157,310           25,959,500
=========================================================================================================

                The accompanying notes are an integral part of these financial statements.

                                                   F-3

ORETECH, INC. (FORMERLY THE TANTIVY GROUP, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FROM DATE
                                                      OF INCEPTION           FOR THE              For The
                                                    (JUNE 11, 2001)        THREE MONTHS        Three Months
                                                        THROUGH               ENDED               Ended
                                                   SEPTEMBER 30, 2003   SEPTEMBER 30, 2003   September 30, 2002
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                            $    (1,569,734)     $      (215,983)     $            --
Adjustments to Reconcile Net Income to
  Net Cash Flows from Operating Activities:
Cost to Acquire Tantivy                                   1,672,735                   --                   --
Gain on Restructure of Debt                                (431,578)                  --                   --
Non-cash Professional Fees                                  103,876               55,000                   --
Depreciation                                                    143                  143                   --
Changes in Assets and Liabilities:
Prepaid Expenses                                            (27,082)             (24,407)
Accounts Payable and Accrued Expenses                        62,102               13,418                   --
Accrued Compensation                                        107,000              107,000                   --
--------------------------------------------------------------------------------------------------------------

Total Adjustments                                         1,487,196              151,154                   --
--------------------------------------------------------------------------------------------------------------

Net Cash Flow from Operating Activities                     (82,538)             (64,829)                  --
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property, Plant and Equipment                    (6,662)              (6,662)                  --
--------------------------------------------------------------------------------------------------------------

Net Cash Flows from Investing Activities                     (6,662)              (6,662)                  --
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                    102,589               69,574                   --
Proceeds from Units Sold in Private Placement                35,000               35,000
Increase in Note Receivable                                 (42,923)             (30,923)                  --
--------------------------------------------------------------------------------------------------------------

Net Cash Flows from Financing Activities                     94,666               73,651                   --
--------------------------------------------------------------------------------------------------------------

Net Change in Cash                                            5,466                2,160                   --

Cash and Cash Equivalents - Beginning of Period                  --                3,306                   --
--------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period           $         5,466      $         5,466      $            --
==============================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest                                           --                   --                   --
Cash Paid for Taxes                                              --                   --                   --

NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock Options Granted for Consulting Services               275,000               55,000                   --
Note Payable Issued to Finance Restructure of Debt           10,000                   --                   --
Reduction of Liability in Restructure of Debt               431,578                   --                   --
--------------------------------------------------------------------------------------------------------------

                                                    $       716,578      $        55,000      $            --
==============================================================================================================

                  The accompanying notes are an integral part of these financial statements.

                                                     F-4

ORETECH, INC. (FORMERLY THE TANTIVY GROUP, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
PHENIX CITY, ALABAMA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE A -      NATURE OF OPERATIONS
              Oretech, Inc. (formerly the Tantivy Group, Inc.) is a corporation located in Phenix City, Alabama, organized under the laws of the State of Nevada, and is in the business of processing ore and mine tailings to extract precious metals. Oretech is currently in the development stage.

NOTE B -      BASIS OF PRESENTATION
              The consolidated financial statements of Oretech, Inc. and Subsidiaries included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in Oretech's Form 10-KSB, and other reports filed with the SEC.

              The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of Oretech for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include business combinations with other entities, business start-up costs, and expenses required to meet SEC reporting obligations. Certain financial information that is not required for interim financial reporting purposes has been omitted.

              Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE C -      PRINCIPLES OF CONSOLIDATION
              The accompanying consolidated financial statements include the accounts of Oretech, Inc. and its wholly owned subsidiaries (collectively referred to as "Oretech"). All intercompany balances and transactions have been eliminated in consolidation.

NOTE D -      PRIVATE PLACEMENT OFFERING
              Oretech initiated a private placement offering for accredited investors during September 2003. Oretech is offering a maximum of 1,000,000 private placement units at a cost of $5.00 per unit. Each unit is comprised of two shares of Oretech common stock, one Class A warrant with an exercise price of $1.75, and one Class B warrant with and exercise price of $2.00. The minimum purchase is 2,000 units or $10,000. The warrants expire one year from the date of purchase of the unit(s).

              During September 2003, an accredited investor purchased 7,000 units for $35,000, of which the shares have not been issued and the warrants have not been exercised. The common stock and warrants were recorded at their fair value totaling $72,030. Equity financing costs in the amount of $37,030 were recorded in the transaction. Fair market value of the warrants was determined using a Black-Scholes pricing model.

ORETECH, INC. (FORMERLY THE TANTIVY GROUP, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
PHENIX CITY, ALABAMA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE E -      OPERATING LEASE
              Oretech entered into one year term operating lease agreement that commenced on August 1, 2003 for its corporate offices and warehouse space. Terms of the agreement require Oretech to pay monthly rent in the amount of $3,500 plus all utilities, insurance, and repairs and maintenance. The lease may be extended for an additional one year period with monthly rental payments of $3,700. The landlord is Blythe Metal Sources, Inc., which is owned by Tom Blythe, Oretech's Vice President of Manufacturing and Engineering. The lease was negotiated as an arm's length transaction.

NOTE F -      GOING CONCERN
              Oretech's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Oretech is currently in the development stage and there is an accumulated deficit as of September 30, 2003. Accordingly, there is substantial doubt about Oretech's ability to continue as a going concern. Oretech's continued existence is dependent upon its ability to develop profitable operations and to obtain working capital. Management of Oretech believes that it has developed a strategy that will accomplish these objectives, including obtaining private financing and equity funding, which will provide the funds to enable Oretech to utilize the ore processing technology on the raw materials located at the Company's mining claims and those to be acquired.

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

NOTE G -      SUBSEQUENT EVENTS
              Oretech has entered into an asset purchase agreement with an unrelated entity to acquire mining claims situate on 334 acres, located in Colorado. Historically the mines yielded silver, lead, gold, zinc, and other strategic and precious metals. Oretech has been performing tests on tailing samples and dump site samples from the mining properties for over one year, which indicate commercial production viability of the ore. A closing date on the purchase has not been established.

              Oretech has entered into an asset purchase agreement with Tansub Corporation, effective October 2003, for the sale of 95% interest in the four former Tantivy subsidiaries: Online Television Network Services, Inc., Tantivy Technologies, Inc., Tantivy Entertainment, Inc., and Tantivy Sciences, Inc. According to terms of the agreement, Oretech will retain a 5% interest in the subsidiaries and all debt of the subsidiaries is to be assumed by Tansub Corporation.

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

On March 31, 2003, the Company announced that the Company's Board of Directors and a majority of the Company's shareholders had approved the Company effectuating a 1-10 reverse stock split.

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

Selected ore reserves will be acquired and controlled by the Company under mineral right agreements with private individuals and the BLM. The Oretech process will be utilized in an effort to effectively produce high yields of precious metals from these reserves.

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


RESULTS OF OPERATIONS

Revenues

Oretech has generated no revenues since inception because the Company is in the development stage. Activities since inception have consisted solely of financial planning, establishing sources of production and supply, developing markets, and raising capital.

Operating Expenses

Oretech accrued compensation for consulting services in the amount of $107,000 for the three months ended September 30, 2003. Consulting fees for the three months ended September 30, 2002 were zero.

Costs to Acquire Tantivy since inception totaled $1,672,735, which were recorded through June 30, 2003. No amount was recorded for the three months ended September 30, 2003.

Professional fees for the period ended September 30, 2003 totaled $70,998, which consisted primarily of legal, accounting, and stock transfer fees. Professional fees for the three months ended September 30, 2002 were zero.

Other expenses for the three months ended September 30, 2003 totaled $20,566 and consisted primarily of rent, utilities, office expenses, and travel expenses. Other expenses for the three months ended September 30, 2002 were zero.

Income Taxes

No provision for federal and state income taxes has been recorded because Oretech has incurred net operating losses since inception. Deferred income tax assets arising from any loss carry forwards have been fully reserved as of September 30, 2003.


CAPITAL EXPENDITURES, DISPOSITIONS, AND FINANCING REQUIREMENTS

There were capital expenditures in the amount of $6,662, consisting of equipment and leasehold improvements during the three months ended September 30, 2003.

Oretech will require funds to develop the ore processing technology for the extraction of precious metals and will seek to raise money through private placement and capital markets.

ITEM 3.  CONTROLS AND PROCEDURES

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits
------------

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K
-----------------------

A Form 8-K/A was furnished on October 23, 2003, amending a Form 8-K previously furnished on April 8, 2003, by including financial statement in Item 7 related to the reverse acquisition with Oretech Corporation.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ORETECH, INC.

November 18, 2003                   /s/ Jay W. Hobson
-----------------                   -----------------
Date                                Jay W. Hobson
                                    Vice President and Chief Financial Officer
                                    And Principal Accounting Officer