Form 10QSB
period 2003-12-31
ORETECH INC
filed 2004-02-17
CIK 1090052

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                       Commission File Number : 000-26755

                                  ORETECH, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       88-0409147
(State or other jurisdiction of                (IRS Employer Identification No.)
  corporation or organization)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 16, 2004, 34,237,838 shares of common stock, par value $.001, were issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]


                                               PART I

ITEM 1.  FINANCIAL INFORMATION

                  ORETECH, INC. (FORMERLY THE TANTIVY GROUP, INC.) AND SUBSIDIARIES
                                    (A Development Stage Company)
                                     Consolidated Balance Sheets

                                                                        Unaudited
                                                                       December 31,        June 30,
                                                                           2003              2003
                                                                       ------------      ------------
CURRENT ASSETS
     Cash and Cash Equivalents                                         $     4,050       $     3,306
     Prepaid Legal Costs and Other                                         251,065           254,758
                                                                       ------------      ------------

          Total  Current Assets                                            255,115           258,064

OTHER ASSETS
     Note Receivable                                                            --            12,000
     Property, Plant & Equipment, net of Accumulated Depreciation           12,082                --
     Mining Claims                                                       2,131,657           121,659
     Goodwill                                                                   --           200,000
                                                                       ------------      ------------

          Total Assets                                                 $ 2,398,854       $   591,723
                                                                       ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                              $    79,729       $   159,492
    Notes Payable - Due Within One Year                                    600,741            72,701
    Accrued Compensation                                                   154,000                --
    Settlement Payable                                                     221,500           221,500
    Liabilities Assumed From Prior Operations                              451,022           633,488
    Libilities of Business Transferred                                     197,040                --

                                                                       ------------      ------------
          Total Current Liabilities                                      1,704,032         1,087,181

OTHER LIABILITIES
    Notes Payable - Due After One Year                                     175,993           149,789
                                                                       ------------      ------------

          Total Liabilities                                              1,880,025         1,236,970

STOCKHOLDERS' EQUITY
     Common stock - $.001 Par Value, 200,000,000 shares
        authorized; issued and outstanding, 33,964,838 as of                33,965            32,057
        December 31, 2003 and 32,057,310 as of June 30, 2003
     Additional Paid-in Capital                                          2,903,357           676,447
     Deficit Accumulated During the Development Stage                   (2,418,493)       (1,353,751)
                                                                       ------------      ------------

          Total Stockholders'  Equity (Deficit)                            518,829          (645,247)
                                                                       ------------      ------------

          Total Liabilities and Stockholders' Equity (Deficit)         $ 2,398,854       $   591,723
                                                                       ============      ============

The accompanying notes are an integral part of these financial statements.


                                ORETECH, INC. (FORMERLY THE TANTIVY GROUP, INC.) AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                               Consolidated Statements of Operations


                                                                                                                         From
                                                            Three months ended              Six months ended       Date of Inception
                                                      ------------------------------  ----------------------------  (June 11, 2001)
                                                       December 31,    December 31,    December 31,    December 31,  to December
                                                          2003              2002           2003            2002       31, 2003
                                                      -------------   --------------  -------------   ------------  -------------
REVENUES                                              $         --    $          --   $         --    $        --   $         --


GENERAL AND ADMINISTRATIVE EXPENSES
Labor                                                       77,000               --        184,000             --        184,000
Consulting Fees                                             76,042               --         84,130             --         84,130
Depreciation                                                   443               --            586             --            586
Costs to Acquire Tantivy                                        --               --             --             --      1,672,735
Insurance                                                   12,279               --         23,373             --         23,373
Professional Fees                                          180,303               --        243,213             --        337,047
Other Expense                                               45,916               --         66,473             --         79,914
Impairment of Goodwill and Mining Properties               221,658               --        221,658             --        221,658
Settlement of obligation of Related Party                  225,000               --        225,000             --        225,000
                                                      -------------   --------------  -------------   ------------  -------------
     Total General and Administrative Expenses             838,641               --      1,048,433             --      2,828,443

     Net Loss before Other Income and Expenses            (838,641)              --     (1,048,433)            --     (2,828,443)

OTHER INCOME AND EXPENSES
(Interest Expense) net of Interest Income                  (10,118)              --        (16,309)            --        (21,628)
Gain on Restructure of Debt                                     --               --             --             --        431,578

                                                      -------------   --------------  -------------   ------------  -------------
NET LOSS                                              $   (848,759)   $          --   $ (1,064,742)   $        --   $ (2,418,493)
                                                      =============   ==============  =============   ============  =============

Earnings (Loss) Per Common Share, Basic and Diluted   $      (0.03)   $          --   $      (0.03)   $        --   $      (0.09)
                                                      =============   ==============  =============   ============  =============

Weighted Average common Shares Outstanding              32,370,618                      32,263,694                    26,556,952
                                                      =============   ==============  =============   ============  =============

The accompanying notes are an integral part of these financial statements.


                                 ORETECH, INC. (FORMERLY THE TANTIVY GROUP, INC.) AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                     FROM JUNE 11, 2001 (INCEPTION) THROUGH DECEMBER 31, 2003


                                                                                                          Deficit
                                                                                                        Accumulated      Total
                                                                    Common Stock                         During The  Stockholders'
                                                                   -------------           Additional   Development    (Deficit)
                                                                Shares        Amount    Paid-In Capital    Stage        Equity
                                                             ------------  ------------  ------------  ------------  ------------
Recapitalization of Oretech                                   25,959,500        25,959            --            --        25,959

Net loss - Through June 30, 2002                                                                           (25,959)      (25,959)

                                                             ------------  ------------  ------------  ------------  ------------
Balance - June 30, 2002                                       25,959,500        25,959            --       (25,959)           --

Options Granted for Services - Unexercised                                                   275,000                     275,000

Tantivy Group, Inc. Stock Outstanding
  Before the Acquisition                                  (A)  6,097,810         6,098       401,447            --       407,545

Net Loss - July 1, 2002 through June 30, 2003                                                           (1,327,792)   (1,327,792)
                                                             ------------  ------------  ------------  ------------  ------------

Balance, June 30, 2003                                        32,057,310        32,057       676,447    (1,353,751)     (645,247)

Shares Granted for Services                                      100,000           100        54,900                      55,000

Exercise of Options                                              500,000           500                                       500

Units Sold in Private Placement Offering                          54,000            54       277,776                     277,830

Equity Financing Costs - Private Placement                            --            --      (142,830)                   (142,830)

Shares Issued for Equipment and Services                           2,650             3         8,159                       8,162

Shares Issued for Acquisition of Mineral Claim                 1,175,000         1,175     1,730,481                   1,731,656

Shares Issued for Settlement of Obligation of Related Party       54,878            55       224,945                     225,000

Shares Issued for Guarantee of Debt                               21,000            21        73,479                      73,500

Net Loss - July 1, 2003 to December 31, 2003                                                            (1,064,742)   (1,064,742)

                                                             ------------  ------------  ------------  ------------  ------------
Balance December 31, 2003                                     33,964,838        33,965     2,903,357    (2,418,493)      518,829



(A) Reflects the 1 for 10 reverse stock split effective April 1, 2003.


The accompanying notes are an integral part of these financial statements.


                  ORETECH, INC. (FORMERLY THE TANTIVY GROUP, INC.) AND SUBSIDIARIES
                                    (A Development Stage Company)
                                Consolidated Statements of Cash Flows
                                                                    For The              From
                                                                  Six Months       Date of Inception
                                                                     Ended         (June 11, 2001)
                                                                 December 31,           through
                                                                     2003           June 30, 2003
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                          $(1,064,742)      $(2,418,493)
  Adjustments to Reconcile Net Income to
     Net Cash Flows from Operating Activities:
Costs to Acquire Subsidiary                                                --         1,672,735
Non Cash Professional Fees                                            194,061           228,094
Gain on Restructure of Debt                                                --          (431,578)
Non Cash Settlement of Obligation of Related Party                    225,000           225,000
Impairment of Goodwill and Mining Properties                          221,658           221,658
Depreciation                                                              586               586
  Changes in Assets and Liabilities:
Prepaid Legal and Other Assets                                          3,693             7,627
Accrued Compensation                                                  154,000           154,000
Accounts Payable and Other Current Liabilities                         34,811            79,729
                                                                  ------------      ------------

          Total Adjustments                                           833,809         2,157,851
                                                                  ------------      ------------

          Net Cash Flows from Operating Activities                   (230,933)         (260,642)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property Plant & Equipment                               (312,667)         (312,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Borrowings                                      (41,312)          (41,312)
Proceeds from Borrowings                                              438,156           471,171
Proceeds from Units Sold in Private Placement                         135,500           135,500
Decrease in Note Receivable                                            12,000            12,000
                                                                  ------------      ------------
         Net Cash Flows from Financing Activities                     544,344           577,359

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 744             4,050

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        3,306                --
                                                                  ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $     4,050       $     4,050
                                                                  ============      ============

Supplemental Cash Flow Information:
-----------------------------------
Cash Paid for Interest                                            $     3,667       $     3,667
Cash Paid for Taxes                                                        --                --

Noncash Investing and Financing Activities:
-------------------------------------------
Settled Claim for Liability                                                --       $   221,500
Note Payable Issued to Finance Restructure of Debt                         --            10,000
Reduction of Liability in Restructure of Debt                              --           431,578
Equity Issued for Acquisition of Mining Properties                $ 1,731,656                --
Equity Issued  for Settlement of Obligation of Related Party          225,000                --
Note Issued for Acquisition of Mining Property                        100,000                --
Reduction of Account Payable for Mining Claim                         100,000


The accompanying notes are an integral part of these financial statements.

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

NOTE B-       BASIS OF PRESENTATION
              The consolidated financial statements reflect the Acquisition Agreement which became effective April 1, 2003, pursuant to which Oretech Corp., a Nevada corporation, became a wholly owned subsidiary of the The Tantivy Group, Inc. ("Tantivy"). The business combination is accounted for as a reverse acquisition of Tantivy and a recapitalization of Oretech Corp. and is reflected as such in the Consolidated Statement of Stockholders Equity. Subsequent to the reverse acquisition transaction, Tantivy amended its Articles of Incorporation to change its name to OreTech Inc. Oretech Corp is a wholly owned subsidiary of OreTech, Inc.

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

ORETECH, INC. (FORMERLY THE TANTIVY GROUP, INC.) AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE C-       PRINCIPLES OF CONSOLIDATION
              The accompanying consolidated financial statements include the accounts of OreTech, Inc. and its wholly owned subsidiaries (collectively referred to as "OreTech"). All intercompany balances and transactions have been eliminated in consolidation.

NOTE D-       RELATED PARTIES
              OreTech has an exclusive license from PTI Ventures, LLC ("PTI") to commercialize a new, ore and minerals processing and environmental remediation technology, utilizing a proprietary high temperature technique for extraction of precious and strategic metals from various ore tailings, dump piles and other industrial feedstock sources. Terms of the agreement require OreTech to pay a licensing fee in the amount of $2,000,000 per processing system in exchange for the exclusive rights to the processing technology plus a royalty fee equal to 15% of net revenue generated under the process. PTI is a privately held Georgia limited liability company. The managing member of PTI is Stephen Shehane, the Deputy Chairman of the OreTech Board of Directors. OreTech provides office and production space to PTI at no charge.

              OreTech entered into a one year operating lease agreement that commenced on August 1, 2003 for its corporate offices and warehouse space. Terms of the agreement require OreTech to pay monthly rent in the amount of $3,500 plus all utilities, insurance, and repairs and maintenance. The lease may be extended for an additional one year period with monthly rental payments of $3,700. The landlord is Blythe Metal Sources, Inc., which is owned by Tom Blythe, OreTech's Vice President of Manufacturing and Engineering.


NOTE E-       PRIVATE PLACEMENT OFFERING
              OreTech initiated a private placement offering for accredited investors during September 2003. OreTech is offering a maximum of 1,000,000 private placement units at a cost of $5.00 per unit. Each unit is comprised of two shares of OreTech common stock, one Class A warrant with an exercise price of $1.75, and one Class B warrant with and exercise price of $2.00. The minimum purchase is 2,000 units or $10,000. The warrants expire one year from the date of purchase of the unit(s).

              During September 2003, an accredited investor purchased 7,000 units for $35,000. The common stock and warrants were recorded at their fair value totaling $72,030. Equity financing costs in the amount of $37,030 were recorded in the transaction. In November 2003 OreTech's Deputy Chairman purchased 20,000 units for $100,000. The common stock and warrants were recorded at their fair value totaling $205,800. Equity financing costs in the amount of $105,800 were recorded in the transaction. Fair market value of the warrants was determined using a Black-Scholes pricing model.


NOTE F-       GOING CONCERN
              OreTech's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. OreTech is currently in the development stage and there is an accumulated deficit as of December 31, 2003. Accordingly, there is substantial doubt about OreTech's ability to continue as a going concern. OreTech's continued existence is dependent upon its ability to develop profitable operations and to obtain working capital. Management of OreTech believes that it has developed a strategy that will accomplish these objectives, including obtaining private financing and equity funding, which will provide the funds to enable OreTech to utilize the ore processing technology on the raw materials located at its mining claims and those to be acquired.

              OreTech's principal activities since inception have consisted of financial planning, establishing sources of production and supply, developing markets, and raising capital. OreTech plans to utilize a patented proprietary process for the extraction of precious metals from the known mined ore and tailings located in its mining claims. Business operations will include the extraction, smelting, casting, and refining of precious metals. Principal operations have not started; therefore OreTech has no present sources of significant revenues.

ORETECH, INC. (FORMERLY THE TANTIVY GROUP, INC.) AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE G-       ACQUISITION
              On December 31, 2003 OreTech completed an asset purchase agreement with an unrelated entity to acquire mining claims, located in Colorado. Historically the mines yielded silver, lead, gold, zinc, and other strategic and precious metals. OreTech has been performing tests on tailing samples and dump site samples from the mining properties for over one year, which indicate commercial production viability of the ore. The consideration paid for these two mining properties, including closing costs, consisted of $300,000 in cash, the assumption of a promissory note in the amount of $100,000 due on March 31, 2004 plus the issuance of 1,175,000 shares of common stock and 293,750 warrants to purchase OreTech common stock at an exercise price of $1.00 per share. The warrants are exercisable for three years. The $300,000 in cash was borrowed from a bank with the guarantees of OreTech's Deputy Chairman, H. Stephen Shehane, and another non-affiliated individual, each of whom received 10,500 shares of OreTech common stock for signing the guarantee. The fair value of the stock and warrants issued were determined to be $1,731,656 based on a discount from trading prices due to the restricted nature of the stock and the large amount of stock issued relative to the trading volume.

              In addition, OreTech can be required to acquire additional mining properties, subject to being able to acquire clear title. If the seller is able to acquire clear title to the properties, then OreTech will pay up to $18,750 in cash, 75,000 shares of common stock and 18,750 warrants.

              Pursuant to the asset purchase agreement, OreTech also entered into a consulting agreement with a member of the selling group. The agreement calls for 60 monthly payments of $5,000 per month and became effective upon closing of the agreement. Prior to closing, OreTech had paid $31,900 in advance on the consulting agreement which is recorded in prepaid legal costs and other current assets.

NOTE H-       TRANSFER OF SUBSIDIARIES
              Effective October 2003, OreTech entered into an agreement to sell 95% of the stock of its subsidiaries, Online Television Network Services, Inc., Tantivy Entertainment, Inc., Tantivy Technologies, Inc., and Tantivy Sciences, Inc. The purchase price consisted of the assumption of debt by the buyer, a member of management of the former Tantivy Group Inc. The total amount of debt assumed by the buyer was $197,040. Because the buyer is a thinly capitalized entity without any other source of revenues, OreTech has not recognized the reduction of liabilities on its books. The liabilities assumed are shown on the balance sheet as Liabilities of Business Transferred. When the liabilities are paid, settled or otherwise resolved by the buyer, OreTech will recognize a gain on sale of the businesses transferred.

NOTE I-       NOTES PAYABLE
              Notes payable at December 31, 2003 consisted of:
              (a) $86,953 note payable (original amount of $100,000) to an individual. Note is payable in monthly payments of $3,691, including interest at 12% per annum, through April 2006.
              (b) $69,606 note payable to a third party bearing interest at 6.5%. Interest is payable quarterly until maturity in June 2005. Principal is due at maturity. The note is convertible into common stock of OreTech at a price of one share for each $4.00 of principal and accrued interest at the option of the holder.
              (c) $10,000 note payable to a shareholder with interest at a rate of 6.5% per annum. The note is due on demand.
              (d) $79,533 amount payable for a bridge loan with interest accruing a 10% per year. On January 30, 2004 OreTech agreed to settle this loan by issuing 308,000 shares of its common stock.
              (e) $53,292 payable to a third party bearing interest at 6.5% per annum. Interest is payable quarterly and the principal is payable at maturity on September 1, 2005. The note is convertible by the holder, to common stock of OreTech at a conversion price of one share for each $2.50 of principal and accrued interest.
              (f) $276,750 due to a bank with interest payable monthly at a rate of 5.5%. Principal is due at maturity on December 30, 2004. The note is guaranteed by the Deputy Chairman of the Board and another individual.
              (g) $100,601 payable to the Deputy Chairman of the Board. Interest accrues at 6.5% and the amount is due on demand.
              (h) $100,000 payable to an individual pursuant to the mining properties acquisition. Interest accrues at 10 % per annum and is payable monthly. Principal is due on March 31, 2004.

NOTE J-       PREPAID LEGAL COSTS
              Prepaid legal costs is $145,665 at December 31, 2003 and represents the fair value of options on 600,000 shares of OreTech's common stock granted to its outside legal counsel in March and April 2003. The fair value was determined using the Black Scholes model. The options were exercisable at par value and were exercised in September 2003. The total value of the options granted of $330,000 is being amortized over 12 months. The total amortization incurred in the six months ended December 31, 2003 was $165,000.

NOTE K-       IMPAIRMENT OF ASSETS
              During the period ended December 31, 2003, management reviewed the September 27, 2002 acquisition of the 13 mining claims in Hayfork, California from Pacific Rocky Mountain, Inc. and determined that Oretech did not have clear title to the properties for the reason that Pacific Rocky Mountain, Inc. did not own the properties and/or failed to deliver clear title to same. Therefore, the carrying amount of the investment in the 13 mining claims in Hayfork, California would not be recoverable. The carrying value of $121,658 was written off. In addition, management determined that they would write off a related payable of $100,000 for the Hayfork mineral claims. The $200,000 in goodwill booked in connection with the Pacific Rocky Mountain, Inc. transaction was written off, as well.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes." "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to the Company as of the date hereof and the Company assumes no obligation to update any such forward-looking statements.

Overview
--------

The Tantivy Group, Inc. discontinued its operations of providing Internet technology solutions through the business model known as "Venture Technology," in which it served its clients as a management consultant, Internet strategy consultant, interactive marketing agency, and technology developer, all seamlessly integrated into a cohesive unit. On September 27, 2002, Tantivy completed a reverse acquisition in accordance with an Asset Purchase Agreement with Pacific Rocky Mountain, Inc. ("PRM"). As a result, the Company was in the development stage in its new mining operations.

On March 31, 2003, Tantivy announced that the Company's Board of Directors and a majority of Tantivy's shareholders had approved a 1-10 reverse stock split.

On March 31, 2003, Tantivy entered into an acquisition agreement with Oretech Corporation, a privately held Nevada based technology corporation, in which the Company acquired all of the capital stock of Oretech Corporation in exchange for twenty-five million nine hundred fifty-nine thousand five-hundred (25,959,500) shares of Tantivy's Common Stock, after the effectuation of the aforementioned 1-10 reverse split, giving the shareholders of Oretech Corporation ownership of 82.67% of Tantivy's Common Stock. Subsequent to the agreement, the Officers and Directors of Tantivy resigned and were replaced by seven new Directors, who subsequently appointed new officers. The business combination is treated as a reverse acquisition, with Oretech Corporation the deemed acquirer in the transaction. On April 1, 2003, The new Directors voted to change the name of The Tantivy Group, Inc. to Oretech, Inc. Subsequently, Tantivy or Oretech, Inc. was issued a new trading symbol, "ORTE."

Oretech Corporation developed a proof of concept model that represents a breakthrough in ore processing technology. The process utilizes a proprietary high temperature technique to extract various metals from ore bodies that are typically highly carbonaceous. The proof of concept model has extracted gold and silver from various samples of carbonaceous ore bodies.

With a number of equipment enhancements, future Oretech production units should be able to extract other additional metallic elements including platinum, rhodium, and scandium. Oretech holds an exclusive license from PTI Ventures, LLC to develop and commercialize the "Oretech process".

Selected ore reserves may be acquired and controlled by the Company under mineral rights agreements with private parties and the BLM. The Oretech process will be utilized in an effort to effectively produce high yields of precious metals from these reserves.

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

On December 31, 2003 Oretech Inc acquired the Silver Plume and Pittsburgh Mines located in Clear Creek County and Gilpin County, Colorado. The consideration paid for these two mining properties consisted of $293,750 in cash, the assumption of a promissory note in the amount of $100,000 due on March 31, 2004, plus the issuance of 1,175,000 shares of common stock and 293,750 warrants to purchase Oretech common stock at an exercise price of $1.00 per share. The $293,750 was borrowed from a local bank with the guarantees of Oretech's Deputy Chairman, H. Stephen Shehane, and another non-affiliated individual, each of whom received 10,500 shares of Oretech common stock for signing the guarantees. Of the $100,000 note due on March 31, 2004, $37,000 will be extended and paid at $1,000 per month while the remaining $63,000 will be paid by a loan from certain shareholders or other forms of equity financing. Additional mining properties are covered by the Asset Purchase Agreement and could be acquired in the future.

RESULTS OF OPERATIONS

Revenues

Oretech has generated no revenues since inception because the company is in the development stage. Activities since inception have consisted solely of financial planning, establishing sources of production and supply, developing markets, research and development and raising capital.

Operating  Expenses

Oretech incurred wage expense of $77,000 in Oretech salaries which were accrued but not paid during the period. Wage expenses for the three months ended December 31, 2002 were zero.

Consulting services in the amount of $76,042 for the three months ended December 31, 2003. Consulting fees for the three months ended December 31, 2002 were zero.

Costs to acquire Tantivy since inception totaled $ 1,672,735, which were recorded through June 30, 2003. No amount was recorded for the six months ended December 31, 2003.

Professional fees for the period ended December 31, 2003 totaled $180,303, which consisted primarily of legal, accounting, and stock transfer fees. Professional fees for the three months ended December 31, 2002 were zero.

Other expenses for the three months ended December 31, 2003 totaled $45,916 and consisted primarily of rent, utilities, office expenses, and travel expenses. Other expenses for the three months ended December 31, 2002 were zero.

Impairment of goodwill and mining properties of $221,658 was written off during the period. During the period ended December 31, 2003 management reviewed their investment in the 13 mining claims in Hayfork California and determined that they did not have clear title to the properties. Assets of $200,000 in goodwill and $121,658 in mining properties were written off which was partially offset by a $100,000 write off of debt owed on this property. In that clear title was not given, the debt is not valid.

Expense to settle an obligation of a related party was incurred through the issuance of 54,878 shares of stock valued on the date of issue at $225,000. This settlement results from a lease held by PTI Ventures, LLC on office space shared by Oretech.

Income Taxes

No provision for federal and state income taxes has been recorded because Oretech has incurred net operating losses since inception. Deferred income tax assets arising from any loss carry forwards have been fully reserved as of December 31, 2003.


CAPITAL EXPENDITURES, DISPOSITIONS, AND FINANCING REQUIREMENTS

There were capital expenditures in the amount of $312,667 consisting of the purchase of property, equipment and leasehold improvements during the six months ended December 31, 2003. Of the $300,000 cash (including closing costs) paid toward the purchase of the Colorado mines, $276,000 was through a loan from a local bank with the balance being funded through corporate funds. In addition, Oretech can be required to acquire additional mining properties, subject to being able to acquire clear title. If the seller is able to acquire clear title to the properties, then Oretech will pay up to $18,750 in cash, 75,000 shares of common stock and 18,750 warrants.

Equipment purchases and leasehold improvements of $12,667 were made since June 30, 2003.

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

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K
----------------------

(1) A Form 8-K/A was furnished on October 23, 2003, amending a Form 8-K previously furnished on April 8, 2003, by including financial statements in Item 7 related to the reverse acquisition with Oretech Corporation.

(2) A Form 8-K was filed on January 7, 2004, reporting in Item 2 the acquisition of certain mining properties in Colorado, which were acquired on December 31, 2003.

(3) A Form 8-K was filed on January 26, 2004, reporting in Item 4 regarding a change in Oretech's Certifying Accountants.

(4) A Form 8-K/A was filed on February 4, 2004, reporting in Item 4 a clarification regarding the change in Oretech's Certifying Accountants previously reported in a Form 8-K filed on January 26, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ORETECH, INC.

                                    /s/ Jay W. Hobson
                                    -----------------
Date : February 16, 2004            Jay W. Hobson
                                    Vice President and Chief Financial Officer
                                    And Principal Accounting Officer