Form 10QSB
period 2004-03-31
ORETECH INC
filed 2004-05-20
CIK 1090052

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                        Commission File Number: 000-26755

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 5, 2004, 34,247,838 shares of common stock, par value $.001, were issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

                                     PART I

ITEM 1.  FINANCIAL INFORMATION

ORETECH, INC. AND SUBSIDIARIES
(FORMERLY THE TANTIVY GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

                                                                          Unaudited
                                                                           March 31,        June 30,
                                                                             2004             2003
                                                                         ------------     ------------
CURRENT ASSETS
     Cash and Cash Equivalents                                           $     1,143      $     3,306
     Prepaid  Expenses                                                        16,900            2,675
                                                                         ------------     ------------

          Total  Current Assets                                               18,043            5,981

OTHER ASSETS
     Note Receivable                                                              --           12,000
     Property, Plant & Equipment, net of Accumulated Depreciation             12,101               --
     Mining Claims                                                         2,129,990          121,659
     Goodwill                                                                     --          200,000
                                                                         -----------      -----------

          Total Assets                                                   $ 2,160,134      $   339,640
                                                                         ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                 $    54,037      $   159,492
    Notes Payable - Due Within One Year                                      605,002           72,701
    Settlement Payable                                                       221,500          221,500
    Liabilities from Discontinued Operations                                 451,022          633,488
    Liabilities of Business Transferred                                      197,040               --
                                                                         ------------     ------------
          Total Current Liabilities                                        1,528,601        1,087,181

OTHER LIABILITIES
    Notes Payable - Due After One Year                                       177,241          149,789
                                                                         ------------     ------------

          Total Liabilities                                                1,705,842        1,236,970

STOCKHOLDERS' EQUITY
     Common stock - $.001 Par Value, 200,000,000 shares
        authorized, 35,586,462 and 32,057,310 shares issued and
        outstanding at March 31, 2004 and June 30, 2003 respectively          35,587           32,057
     Additional Paid in Capital                                            3,712,547          676,447
     Deferred Professional Fees                                             (118,290)        (252,083)
     Deficit Accumulated During the Development Stage                     (3,175,552)      (1,353,751)
                                                                         ------------     ------------

          Total Stockholders' Equity  / (Deficit)                            454,292         (897,330)
                                                                         ------------     ------------

          Total Liabilities and Stockholders' Equity                     $ 2,160,134      $   339,640
                                                                         ============     ============

The accompanying notes are an integral part of these financial statements.

                                                  2

                   ORETECH, INC. (FORMERLY THE TANTIVY GROUP, INC.) AND SUBSIDIARIES
                                     (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         FROM JUNE 11, 2001 (INCEPTION) THROUGH MARCH 31, 2004

                                                                                                         Deficit
                                                                                                       Accumulated        Total
                                             Common Stock                               Deferred        During the     Stockholders'
                                             ------------              Additional     Professional      Development       Equity /
                                        Shares           Amount     Paid-In Capital       Fees            Stage          (Deficit)
                                     ------------    ------------   ---------------   -------------    ------------    -------------
Recapitalization of Oretech           25,959,500     $    25,959     $        --      $        --      $        --      $    25,959

Net loss - Through June 30,
  2002                                        --              --              --               --          (25,959)         (25,959)

                                     -----------------------------------------------------------------------------------------------
Balance - June 30, 2002               25,959,500          25,959              --               --          (25,959)              --

Options Granted for Services
  - Unexercised                               --              --         275,000               --               --          275,000

Tantivy Group, Inc. Stock
  Outstanding Before the
  Acquisition                   (A)    6,097,810           6,098         401,447               --               --          407,545

Deferred Compensation                         --              --              --         (252,083)              --         (252,083)

Net Loss - July 1, 2002
  through June 30, 2003                       --              --              --               --       (1,327,792)      (1,327,792)
                                     -----------------------------------------------------------------------------------------------

Balance, June 30, 2003                32,057,310          32,057         676,447         (252,083)      (1,353,751)        (897,330)

Shares Granted for Services              100,000             100          54,900               --               --           55,000

Exercise of Options                      500,000             500              --               --               --              500

Units sold in Private
  Placement Offering                      54,000              54         277,776               --               --          277,830

Equity Financing Costs
  - Private Placement                         --              --        (142,830)              --               --         (142,830)

Shares issued for equipment
  and services                             2,650               3           8,159               --               --            8,162

Shares issued for acquisition
  of mineral claim                     1,175,000           1,175       1,730,481               --               --        1,731,656

Shares issued for settlement
  of obligation of related
  party                                   54,878              55         224,945               --               --          225,000

Shares issued for Guarantee
  of Debt                                 21,000              21          73,479               --               --           73,500

Shares Issued in settlement
  of debt                                308,000             308         153,692               --               --          154,000

Shares granted for officer
  & Director Compensation              1,060,000           1,060         528,940               --               --          530,000

Shares granted for bonuses               160,000             160          79,840               --               --           80,000

Shares Issued in settlement
  of Accrued Expenses                     93,624              94          46,718               --               --           46,812

Deferred Compensation
  Additions                                   --              --              --         (128,500)              --         (128,500)

Deferred Compensation
  Amortization                                --              --              --          262,293               --          262,293

Net Loss - July 1, 2003
  to March 31, 2004                           --              --              --               --       (1,821,801)      (1,821,801)
                                     -----------------------------------------------------------------------------------------------

Balance March 31, 2004,
  unaudited                           35,586,462     $    35,587     $ 3,712,547      $  (118,290)     $(3,175,552)     $   454,292
                                     ===============================================================================================

(A) Reflects the 1 for 10 reverse stock split effective 4/1/03.

The accompanying notes are an integral part of these financial statements.

                                                                 3

ORETECH, INC. AND SUBSIDIARIES
(FORMERLY THE TANTIVY GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                         From Date
                                                                                                       of Inception
                                                 Three months ended           Nine months ended          (June 11,
                                            ---------------------------------------------------------      2001)
                                              March 31,      March 31,    March 31,       March 31,       through
                                                2004           2003         2004            2003      March 31, 2004
                                            -------------   ----------  -------------   -------------  -------------

REVENUES                                    $         --    $      --   $         --    $         --   $         --


GENERAL AND ADMINISTRATIVE EXPENSES
Wages                                       $    456,000    $      --   $    640,000    $         --   $    640,000
Amortization of Deferred Professional Fees       100,875           --        262,293              --        285,210
Consulting Fees                                   30,250           --        114,380              --        114,380
Depreciation                                         453           --          1,039              --          1,039
Costs to Acquire Tantivy                              --           --             --              --      1,672,736
Insurance                                          7,790           --         31,162              --         31,162
Professional Fees                                 35,150           --        116,945              --        187,862
Other Expense                                     38,108           --        104,582              --        118,022
Loss on Settlement of Debt                        74,467           --         74,467              --         74,467
Impairment of Goodwill and Mining Properties          --           --        221,658              --        221,658
Settlement of obligation of Related Party             --           --        225,000              --        225,000
                                            -------------   ----------  -------------   -------------  -------------
Total General and Administrative Expenses        743,093           --      1,791,526              --      3,571,536

Net Loss before Other Income and Expenses   $   (743,093)   $      --   $ (1,791,526)   $         --   $ (3,571,536)

OTHER INCOME AND EXPENSES
(Interest Expense) net of Interest Income        (13,966)          --        (30,275)             --        (35,594)
Gain on Restructure of Debt                           --           --             --              --        431,578
                                            -------------   ----------  -------------   -------------  -------------
Net (Loss)                                  $   (757,059)   $      --   $ (1,821,801)   $         --   $ (3,175,552)
                                            =============   ==========  =============   =============  =============

Earnings (Loss) Per Common Share,
  Basic and Diluted                                (0.02)          --          (0.06)             --          (0.12)
                                            =============   ==========  =============   =============  =============

Weighted Average common Shares Outstanding    34,307,719           --      33,118,369             --      26,840,805
                                            =============   ==========  =============   =============  =============

The accompanying notes are an integral part of these financial statements.

                                                                 4

ORETECH, INC.  AND SUBSIDIARIES
(FORMERLY THE TANTIVY GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                     From
                                                                                               Date of Inception
                                                                                                (June 11, 2001)
                                                                    For the Nine Months             through
                                                                      Ended March 31,              March 31,
                                                                           2004                      2004
                                                                     ----------------          ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                             $    (1,821,801)          $    (3,175,552)
  Adjustments to Reconcile Net Income to
     Net Cash Flows from Operating Activities:
Costs to Acquire Subsidiary                                                       --                 1,672,735
Amortization of Deferred Professional Fees                                   262,293                   285,210
Non Cash Compensation                                                        610,000                   610,000
(Gain) Loss on Restructure of Debt                                            74,467                  (357,111)
Non Cash Consulting and Legal fees                                           104,212                   130,171
Non Cash Settlement of Obligation of Related Party                           225,000                   225,000
Impairment of Goodwill and Mining Properties                                 221,658                   221,658
Depreciation                                                                   1,039                     1,039
  Changes in Assets and Liabilities:
Prepaid Expenses                                                             (14,225)                   16,900
Accounts Payable and Accrued Expenses                                         18,947                    33,831
                                                                     ----------------          ----------------

          Total Adjustments                                                1,503,391                 2,839,433
                                                                     ----------------          ----------------

          Net Cash Flows from Operating Activities                          (318,410)                 (336,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property, Plant and Equipment                                   (313,140)                 (313,140)
                                                                     ----------------          ----------------

          Net Cash Flows from Investing Activities                          (313,140)                 (313,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Borrowings                                             (44,133)                  (44,133)
Proceeds from Borrowings                                                     526,018                   559,033
Proceeds from Units Sold in Private Placement                                135,500                   135,500
Decrease in Note Receivable                                                   12,000                         0
                                                                     ----------------          ----------------

         Net Cash Flows from Financing Activities                            629,385                   650,400

Net Increase (Decrease) in Cash and Cash Equivalents                          (2,165)                    1,141

Cash and Cash Equivalents at Beginning of Period                               3,306                        --
                                                                     ----------------          ----------------

Cash and Cash Equivalents at End of Period                           $         1,141           $         1,141
                                                                     ================          ================

Supplemental Cash Flow Information:
-----------------------------------
Cash Paid for Interest                                               $        19,371           $         3,667
                                                                     ----------------          ----------------

Noncash Investing and Financing Activities:
-------------------------------------------
Settled Claim for Liability                                                       --                   221,500
Note Payable Issued to Finance Restructure of Debt                                --                    10,000
Reduction of Liability in Restructure of Debt                                     --                   431,578
Equity Issued for Acquisition of Mining Properties                         1,731,656                 1,731,656
Equity Issued for Settlement of Obligation of Related Party                  225,000                   225,000
Note Issued for Acquisition of Mining Property                               100,000                   100,000
Reduction of Account Payable for Mining Claim                                100,000                   100,000
Equity issued for Compensation                                               610,000                   610,000
Equity Issued for Settlement of Debt                                         154,000                   154,000
Equity Issued for Consulting Fees                                            104,212                   130,171

The accompanying notes are an integral part of these financial statements.

                                                       5

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

NOTE E-       PRIVATE PLACEMENT OFFERING
              Oretech initiated a private placement offering for accredited investors during September 2003. Oretech is offering a maximum of 1,000,000 private placement units at a cost of $5.00 per unit. Each unit is comprised of two shares of Oretech common stock, one Class A warrant with an exercise price of $1.75, and one Class B warrant with and exercise price of $2.00. The minimum purchase is 2,000 units or $10,000. The warrants expire one year from the date of purchase of the unit(s). This offering was closed effective March 1, 2004.

              During September 2003, an accredited investor purchased 7,000 units for $35,000. The common stock and warrants were recorded at their fair value totaling $72,030. Equity financing costs in the amount of $37,030 were recorded in the transaction. In November 2003 Oretech's Chairman purchased 20,000 units for $100,000. The common stock and warrants were recorded at their fair value totaling $205,800. Equity financing costs in the amount of $105,800 were recorded in the transaction. Fair market value of the warrants was determined using a Black-Scholes pricing model.

              Oretech initiated another private placement offering on March 1, 2004. Oretech is offering a maximum of 5,000,000 shares of its common stock at a subscription price of $.50 per share. The minimum purchase is 10,000 shares, or $5,000. The offering is expected to close on June 30, 2004. On April 22, 2004 an investor purchased 24,000 shares for $12,000.

NOTE F-       GOING CONCERN
              Oretech's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Oretech is currently in the development stage and there is an accumulated deficit of $3,175,552 and a deficit in working capital of $1,510,558 as of March 31, 2004. Accordingly, there is substantial doubt about Oretech's ability to continue as a going concern. Oretech's continued existence is dependent upon its ability to develop profitable operations and to obtain working capital. Management of Oretech believes that it has developed a strategy that will accomplish these objectives, including obtaining private financing and equity funding, which will provide the funds to enable Oretech to utilize the ore processing technology on the raw materials located at its mining claims and those to be acquired.

              Oretech's principal activities since inception have consisted of financial planning, establishing sources of production and supply, developing markets, and raising capital. Oretech plans to utilize a proprietary process for the extraction of precious metals from the known mined ore and tailings located in its mining claims. Business operations will include the extraction, smelting, casting, and refining of precious metals. Principal operations have not started; therefore Oretech has no present sources of significant revenues.

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

              Pursuant to the asset purchase agreement, Oretech also entered into a consulting agreement with a member of the selling group. The agreement calls for 60 monthly payments of $5,000 per month and became effective upon closing of the agreement. Prior to closing, Oretech had paid $31,900 in advance on the consulting agreement which is recorded in prepaid expenses in the accompanying financial statements.

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

NOTE I-       NOTES PAYABLE
              Notes payable at March 31, 2004 consisted of:
              (a) $84,132 note payable (original amount of $100,000) to an individual. Note is payable in monthly payments of $3,691, including interest at 12% per annum, through April 2006.
              (b) $69,606 note payable to a third party bearing interest at
                  6.5%. Interest is payable quarterly until maturity in June 2005. Principal is due at maturity. The note is convertible into common stock of Oretech at a price of one share for each $4.00 of principal and accrued interest at the option of the holder.
              (c) $10,000 note payable to a shareholder with interest at a rate of 6.5% per annum. The note is due on demand.
              (d) $53,292 payable to a third party bearing interest at 6.5% per annum. Interest is payable quarterly and the principal is payable at maturity on September 1, 2005. The note is convertible by the holder, to common stock of Oretech at a conversion price of one share for each $2.50 of principal and accrued interest.
              (e) $349,750 due to a bank with interest payable monthly at a rate of 5.5%. Principal is due at maturity on December 30, 2004. The note is guaranteed by the Deputy Chairman of the Board and another individual.
              (f) $115,463 of which $103,101 is payable to the Deputy Chairman of the Board, $5,800 payable to the CEO and $6,562 is payable to the Chief Financial Officer. Interest accrues at 6.5% and the amount is due on demand.
              (g) $100,000 payable pursuant to the mining properties acquisition and is collateralized by the mining properties. Interest accrues at 10 % per annum and is payable monthly. Principal was due on March 31, 2004 and the loan is currently in default. $1,065 per month is being paid as interest until the full amount is repaid.

NOTE J-       DEFERRED PROFESSIONAL FEES
              Deferred professional fees are $118,290 at March 31, 2004 and represents the fair value of options on 600,000 shares of Oretech's common stock granted to its outside legal counsel in March and April 2003 and the fair value of 21,000 shares of stock issued for a guarantee of the Company debt. The fair value of the options was determined using the Black Scholes model. The options were exercisable at par value and were exercised in September 2003. The total value of the options granted of $330,000 is being amortized over 12 months and the total value of the shares issued of $73,500 is being amortized over 12 months starting January 1, 2004. The total amortization incurred in the nine months ended March 31, 2004 was $262,293

NOTE K-       IMPAIRMENT OF ASSETS
              In December 2003, management reviewed the September 27, 2002 acquisition of the 13 mining claims in Hayfork, California from Pacific Rocky Mountain, Inc. and determined that Oretech did not have clear title to the properties for the reason that Pacific Rocky Mountain, Inc. did not own the properties and/or failed to deliver clear title to same. Therefore, the carrying amount of the investment in the 13 mining claims in Hayfork, California would not be recoverable. The carrying value of $121,658 was written off. In addition, management determined that they would write off a related payable of $100,000 for the Hayfork mineral claims. The $200,000 in goodwill booked in connection with the Pacific Rocky Mountain, Inc. transaction was written off, as well.

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

Overview
--------

The Tantivy Group, Inc. discontinued its operations of providing Internet technology solutions through the business model known as "Venture Technology," in which it served its clients as a management consultant, Internet strategy consultant, interactive marketing agency, and technology developer, all seamlessly integrated into a cohesive unit. On September 27, 2002, Tantivy completed an Asset Purchase Agreement with Pacific Rocky Mountain, Inc. ("PRM"). As a result, the Company was in the development stage in its new mining operations.

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

In January of this year, the Company filed a complaint against two individuals, a shareholder and former CEO of Pacific Rocky Mountain (PRM) and the former legal counsel of PRM. In the suit the Company alleges the individuals never remitted consideration for shares that were part of a 9-27-02 asset purchase agreement between PRM and Tantivy. The Company is seeking damages for equity inappropriately issued which equates to approximately 1,250,000 common shares of the Company. The Company is considering adding other parties to this litigation.

Oretech Corporation developed a proof of concept model that represents a breakthrough in ore processing technology. The process utilizes a proprietary high temperature technique to extract various metals from ore bodies including carbonaceous type feedstocks. The proof of concept model has extracted gold and silver from various samples of ore bodies.

Oretech, Inc has an exclusive license from PTI Ventures, LLC ("PTI") to commercialize a new, ore and minerals processing and environmental remediation technology, utilizing a proprietary high temperature technique for extraction of precious and strategic metals from various ore tailings, dump piles and other industrial feedstock sources. Terms of the agreement require OreTech to pay a licensing fee in the amount of $2,000,000 per processing system in exchange for the exclusive rights to the processing technology plus a royalty fee equal to 15% of net revenue generated under the process. This agreement is currently being negotiated to provide terms more favorable to the Company.

With a number of equipment enhancements, future Oretech production units should be able to extract other additional metallic elements including platinum group metals (PGM). Oretech holds an exclusive license from PTI Ventures, LLC to develop and commercialize the "Oretech process."

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

Oretech was unable to satisfy the entire debt amount of $63,000 due March 31, 2004 and is in communication with the lender in developing an extended repayment plan.

RESULTS OF OPERATIONS

Revenues

Oretech has generated no revenues since inception because the company is in the development stage. Activities since inception have consisted solely of financial planning, establishing sources of production and supply, developing markets, research and development and raising capital.

Operating Expenses

Oretech incurred wage expense of $456,000 in Oretech salaries which were accrued but not paid during the period. During the quarter ending March 31, 2004, the Company issued 1,220,000 shares of restricted common stock valued at $610,000 for compensation which had been accrued and earned through March 31, 2004.

Consulting services were incurred in the amount of $30,250 for the three months ended March 31, 2004. Consulting fees for the three months ended March 31, 2003 were zero.

Costs to acquire Tantivy since inception totaled $1,672,735, which were recorded through June 30, 2003. No amount was recorded for the nine months ended March 31, 2004.

Professional fees for the period ended March 31, 2004 totaled $35,150, which consisted primarily of legal, accounting, and stock transfer fees. Professional fees for the three months ended March 31, 2003 were zero.

Other expenses for the three months ended March 31, 2004 totaled $38,109 and consisted primarily of rent, utilities, office expenses, and travel expenses. Other expenses for the three months ended March 31, 2003 were zero.

The Company settled a debt obligation through the issuance of 308,000 shares of stock valued on the date of issue at $154,000. This settlement results from a loan by Macrocom Investors, LLC on funds loaned to the Company. The liability was recorded at $79,533 resulting in a loss on settlement of $74,467.

Income Taxes

No provision for federal and state income taxes has been recorded because Oretech has incurred net operating losses since inception. Deferred income tax assets arising from any loss carry forwards have been fully reserved as of March 31, 2004.

CAPITAL EXPENDITURES, DISPOSITIONS, AND FINANCING REQUIREMENTS

As of March 31, 2004, approximately $225,000 in capital equipment had been ordered with deposits and delivery payments either made or to be made by H. Stephen Shehane, the Deputy Chairman. Additional expenditures totaling approximately $150,000 for handling and support equipment is also anticipated. The Company is currently negotiating with Stephen Shehane to purchase this equipment and expects to complete this acquisition prior to June 30, 2004. The Company expects to acquire this equipment at cost incurred by Mr. Shehane in return for a note payable which provides a lien on the equipment. This will be in place prior to June 30, 2004. This new equipment will enable Oretech to be in production during the summer of 2004.

Oretech will require funds to develop the ore processing technology for the extraction of precious metals and continues to raise money through private placement and capital markets.

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

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
                  2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K
----------------------

(1) A Form 8-K was filed on January 7, 2004, reporting in Item 2 the acquisition of certain mining properties in Colorado, which were acquired on December 31, 2003.

(2) A Form 8-K was filed on January 26, 2004, reporting in Item 4 regarding a change in Oretech's Certifying Accountants.

(3) A Form 8-K/A was filed on February 4, 2004, reporting in Item 4 a clarification regarding the change in Oretech's Certifying Accountants previously reported in a Form 8-K filed on January 26, 2004.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ORETECH, INC.

                                      /s/ Jay W. Hobson
                                      ------------------------------------------
Date : May 20, 2004                   Jay W. Hobson
                                      Vice President and Chief Financial Officer
                                      and Principal Accounting Officer