Form 10KSB
period 2004-06-30
ORETECH INC
filed 2004-10-13
CIK 1090052

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                       -----------------------------------
                                   FORM 10-KSB
                       -----------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2004.

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

         THE ISSUER'S REVENUE FOR THE FISCAL YEAR ENDED JUNE 30, 2004, WAS
$0.00.

         THE AGGREGATE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING BID PRICE ON THE OVER-THE-COUNTER BULLETIN BOARD OF THE COMMON STOCK ON SEPTEMBER 30, 2004, WAS $11,227,912. DIRECTORS, OFFICERS AND TEN PERCENT OR GREATER STOCKHOLDERS ARE CONSIDERED AFFILIATES FOR PURPOSES OF THIS CALCULATION BUT SHOULD NOT NECESSARILY BE DEEMED AFFILIATES FOR ANY OTHER PURPOSE.

         THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF SEPTEMBER 30, 2004, WAS 33,322,700.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                                                                  YES [ ] NO [X]

                             EXHIBIT INDEX: PAGE 45

                                  PAGE 1 OF ___

                                     PART I

Item 1     Business                                                           3
                 General                                                      3
                 Historical Information                                       3
                 Business Development--Recent Milestones                      4
                 Products and Services                                        4
                 Sources of Feedstock; Targeted Reserves                      6
                 Precious Metals Market                                       6
                 Market Growth                                                8
                 Interesting Mining Facts                                     8
                 Competition                                                 11
                 Government Regulation                                       12
                 Research and Development                                    12
                 Patents, Intellectual Property and Licensing                13
                 Employees                                                   13
                 Risk Factors                                                13

Item 2     Properties                                                        15
Item 3     Legal Proceedings                                                 15
Item 4     Submission of Matters to a Vote of Security Holders               17

                                     PART II

Item 5     Market for Registrant's Common Equity and Related
             Shareholder Matters                                             17
Item 6     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       18
Item 7     Financial Statements                                              F-1
Item 8     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures                                       21
Item 8A    Controls and Procedures                                           21
Item 8B    Other Information                                                 21

                                    PART III

Item 9     Directors; Executive Officers, Promoters and Control Persons;
             Compliance with Section 16 (a) of the Exchange Act              22
Item 10    Executive Compensation                                            25
Item 11    Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                 26
Item 12    Certain Relationships and Related Transactions                    27
Item 13    Exhibits                                                          28
Item 14    Principal Accountant Fees and Services                            28

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

         HISTORICAL INFORMATION

         The registrant was incorporated in Nevada on July 10, 1996, under the name of "Black Stallion Management, Inc." ("BSM"). From July 10, 1996, until January 21, 2000, BSM had been inactive and had no significant operations. On January 21, 2000, BSM entered into a Reorganization and Stock Purchase Agreement ("Purchase Agreement") with a company named Digital Bridge, Inc., pursuant to which BSM acquired 100% of the issued and outstanding common stock of Digital Bridge, Inc. The closing of the Purchase Agreement transaction occurred on January 31, 2000, and resulted in Digital Bridge, Inc. becoming a wholly-owned subsidiary of BSM.

         On February 14, 2000, BSM changed its name to "Digital Bridge, Inc." Digital Bridge, Inc. engaged in various internet related services until those operations were discontinued in 2002. The name of Digital Bridge, Inc. was changed to "The Tantivy Group, Inc." on March 27, 2002. At the same time, The Tantivy Group, Inc. effected a 1 for 20 reverse split of its Common Stock.

         From January 2000 until September 2002, Digital Bridge, Inc. and The Tantivy Group, Inc. provided management and Internet related services via its four wholly-owned subsidiaries, Online Television Network Services, Inc., Tantivy Technologies, Inc., Tantivy Entertainment, Inc. and Tantivy Sciences, Inc. In September 2002, The Tantivy Group, Inc. was involved in a reverse acquisition transaction with Pacific Rocky Mountain, Inc. Pacific Rocky Mountain, Inc. was purportedly in the business of processing ore and mine tailings; hence, The Tantivy Group, Inc. began the process of discontinuing its operations in the management services and Internet related services business.

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

         In October 2003, Oretech entered into an asset purchase agreement with a non-affiliated third party, pursuant to which Oretech sold a 95% interest in each of its discontinued operations subsidiaries, Online Television Network Services, Inc., Tantivy Technologies, Inc., Tantivy Entertainment, Inc. and Tantivy Sciences, Inc. in exchange for the assumption of certain indebtedness of those subsidiaries. Oretech intends to spin-off its remaining 5% interest in these four subsidiaries to Oretech stockholders in the future.

         BUSINESS DEVELOPMENT--RECENT MILESTONES

         Since June 30, 2003, Oretech has made significant achievements. The first such achievement was the December 2003 acquisition of the Silver Plume and Pittsburg mine sites located in the State of Colorado. As previously reported on Oretech's Form 8-K Current Report filed on January 7, 2004, the properties were acquired from Frontier Development, LLC in exchange for approximately $300,000 (including closing costs) in cash, the assumption of a promissory note in the amount of $100,000 and 1,175,000 shares of Oretech common stock and 293,750 warrants to purchase Oretech common stock at $1.00 per share. The $300,000 in cash was borrowed from a bank with the guarantees of Oretech's Deputy Chairman,
H. Stephen Shehane and another non-affiliated individual, each of whom received 10,500 shares of Oretech common stock for the signing the personal guarantees. The fair value of the common stock and warrants issued to Frontier Development, LLC were determined to be $1,731,656 based on a discount from trading prices due to the restricted nature of the stock and the large amount of stock issued relative to the trading volume. Oretech estimates that these two sites represent up to 800,000 tons of above ground dump and tailings feedstock, which provide certain assay values conducive to Oretech's extractive technology. A significant amount of capital will have to be budgeted for these two mine sites. Management is exploring several sources of potential debt and equity financing to fund Oretech's operations with respect to these Colorado properties.

         In August 2004, Oretech, under guidance from PTI Ventures, LLC personnel, began commissioning of the first commercial sized extraction processing line. This machine represents an approximate 30 times scale-up from the previous prototype line. While extractive results are under study for the first lots of feedstock processed on the commercial line, Oretech is continuing its operation and engineering refinement under the guidelines of PTI Ventures, LLC. This step is required for determination of optimal processing parameters, including requisite concentration circuits and flux formulae for several different sources of feedstock. To date, Oretech has commenced initial operations utilizing its internal source of feedstock from Colorado, along with a third party source from Strong Ox, LLC in Utah. While preliminary operations indicate the ability of the commercial line to handle increased volumes of feedstock as compared to the PTI prototype, confirmation and verification of extractive results will be forthcoming in the next few weeks.

         As previously announced in Oretech's press release on October 24, 2003, Oretech's Deputy Chairman of the Board, H. Stephen Shehane, committed up to $750,000 of his personal funds to be utilized by Oretech for purposes of manufacturing, rigging and commissioning this first commercial sized extraction processing line. Mr. Shehane's financial assistance in building this line is greatly appreciated by management.

         Oretech is continuing its initial development efforts to process feedstock from Utah provided by Strong Ox, LLC. At this time, Oretech is awaiting extractive results to determine its best approach to the potential economic recovery of both precious and base metal content from this source. In the event that Oretech cannot economically recover the low quantity of precious metal content in this feedstock , then other methods of extraction will be considered along with possible alternative uses of its inherent base metal content.

         PRODUCTS AND SERVICES

         Oretech is a development stage ore and materials processing company that has an exclusive license from PTI Ventures, LLC ("PTI") to commercialize a new, standard setting ore and materials processing and environmental remediation technology, utilizing a proprietary high temperature technique for extraction of precious and strategic metals from various ore tailings, dump piles and other industrial feedstock sources. PTI is a privately held Georgia limited liability company, whose focus is the development of new environmentally friendly and standard setting technologies for commercial and industrial applications.

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

         We will use the Oretech Process on mineral reserves we presently own or control and mineral reserves acquired in the future. We also intend to consider the processing of feedstocks obtained through environmental remediation and electronic waste opportunities in the future.

         Over the past 24 months, PTI developed and tested a proof of concept model for the Oretech Process. The Oretech Process proof of concept model can be scaled up and utilizes a proprietary high temperature technique to extract various metals from highly carbonaceous and refractory ore bodies. The PTI proof of concept model has successfully extracted gold and silver from various feedstock, ore body samples and electronic waste.

         While Oretech owns certain mining properties, Oretech is not a mining company PER SE and is not engaged in any significant mining operations. Instead, Oretech is in the business of processing ore bodies and mine tailings to extract precious and other minerals from these feedstock sources. Oretech will use this technology ("Oretech Process") on an exclusive basis to process feedstock consisting of mineral reserves, head ore and mine tailings, which it presently owns, in joint venture relationships with independent mine owners and on mineral properties acquired in the future.

         The Oretech Process is environmentally friendly, cost effective, mobile and maximizes overall yields from feed stock. Since our processing system ("Oretech Processing System") is closed and does not utilize hazardous chemicals, produces relatively harmless air emissions and causes minimal environmental contamination, it is unlike conventional ore processing systems. The Oretech Processing System is relatively energy efficient, as it requires lower levels of energy to reach the high temperature gradients required to effectively extract precious metals. The Oretech Process has potential ability to extract metals in a useable form without the use of toxic chemicals and with relatively minimal damage to the environment.

         Management is currently evaluating the use of the Oretech Process System to recover marketable metals in non-mining applications, such as electronic components and equipment waste. Electronic wastes often contain substantial amounts of precious metals. Management believes that our system's oxygen free processing could allow the precious metals content of electronic wastes to be recovered into a copper or other metal matrix. Other non-mining applications could include processing wastes from film processing or production plants, where the recovery of high amounts of silver is likely.

         In some cases, procurement of certain feedstock could be accompanied by a revenue component associated with "disposal" of the waste, as opposed to a "cost" associated with the procurement of conventional mineral ore feedstocks.

         While there is no assurance that we can apply our technology in non-mining applications, we intend to pursue such applications and business.

         We will maintain our initial processing and technical training facility in Phenix City, Alabama. Since the Oretech Processing System can be made portable, we may establish mine-site processing facilities depending upon demand and yield. Our decision to utilize mine-site systems at a particular location will be made after reviewing mineral reserves production history, internal processing test results, core sample assays (which determine the homogeneous nature and quality of the reserve base), location of the reserve base and site security. Mine-site systems will substantially (i) reduce freight costs associated with transporting feedstock and (ii) time to market for our mineral yield.

         Additional Oretech Processing Systems will be brought on line when warranted by our cash flow and cash position. Our initial scaled up system will be capable of processing between 2,000 pounds and 3,000 pounds of feedstock per hour and can operate efficiently and cost effectively for 24 hours per day. We intend to commission into production approximately 20,000 tons of annualized processing capacity in calendar 2005.

         Our corporate offices, processing and training facilities are located in Phenix City, Alabama, which is located approximately an hour and thirty minutes southwest of Atlanta, Georgia. Our facility is conveniently located near major roads, freeways, railroad lines and airports in Atlanta and Columbus, Georgia for purposes of receiving feed stock and shipping our metal by-products.

         Oretech's management information network will allow tracking of production and yield. We will initially market our mineral yield through Metalor USA. Senior management of Oretech have passed the background and security criteria of Metalor USA and have established open account status with this internationally recognized firm. Metalor will handle final refinement, hallmarking, inventory management and distribution of Oretech precious and strategic metals.

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

         Mine tailings offer Oretech an enormous opportunity to acquire feedstock. Mines, which were producing commercial quantities of precious metals in the late 1800s and early 1900s utilized visible extraction processes, focusing on the rich source of visible precious metal located in a vein. Indigenous rock located near the veins, which can include valuable non-visible or ionic precious content, were left behind and represent hundreds of thousands of tons of potential feedstock.

         The Oretech Process was specifically developed to process highly carbonaceous ore bodies in contrast to conventional technologies. However, the Oretech Process has successfully processed head ore, dumps and tailings from reserves that are not carbonaceous in nature.

         Carbonaceous mineral reserves occur around the world and have not proven to be cost effective to process utilizing conventional methodology. Therefore, Oretech is positioned to capitalize on this type of reserve, as well as conventional mining reserves.

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

         Current per ounce pricing of gold ranges between $390 and $410.

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

         Through the first 9 months of 2004, the daily price of silver ranged between $4.50 and $6.11 per troy ounce.

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

         In 2002, the average Platinum price increased for the third consecutive year. Through the first 9 months of 2004, the price of Platinum ranged between $850 and $970 per troy ounce.

         The average Palladium price increased for the fourth consecutive year. Through the first 9 months of 2004, the price of Palladium ranged between $250 to $370 per troy ounce.

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

TABLE 1. COMMONLY MINED MATERIALS AND END USES

----------------  --------------------------------------------------------------
MINED MATERIAL                              END USES
----------------  --------------------------------------------------------------
Coal              Generating electricity, making iron and steel, manufacturing chemicals and other products.
----------------  --------------------------------------------------------------
Sand and gravel   Building roads, homes, schools, offices, and factories.
----------------  --------------------------------------------------------------
Iron ore          Steel products (kitchen utensils, automobiles, ships,
                  buildings).
----------------  --------------------------------------------------------------
Aluminum ore      Military aircraft, naval vessels, pots and pans, beverage
(bauxite)         cans.
----------------  --------------------------------------------------------------
Copper ore        Electrical motors, generators, communications equipment,
                  wiring.
----------------  --------------------------------------------------------------
Silver ore        Electric and electronics circuitry, coins, jewelry,
                  photographic film.
----------------  --------------------------------------------------------------
Gold ore          Jewelry, satellites, sophisticated electronic circuits.
----------------  --------------------------------------------------------------
Zinc              Die-casting, galvanizing brass and bronze, protective coatings on steel, chemical compounds in rubber and paints.
----------------  --------------------------------------------------------------
Lead              Batteries, solder, electronic components.
----------------  --------------------------------------------------------------
Clay              Bricks, paper, paint, glass, pottery, linoleum, concrete,
                  wallboard, spackling, pencils, microwavable containers,
                  vegetable oil.
----------------  --------------------------------------------------------------
Gypsum            Concrete, wallboard, spackling, caulking, potting soil.
----------------  --------------------------------------------------------------
Phosphate         Plant fertilizers.
----------------  --------------------------------------------------------------
Salt              Cooking, drinking water, plastics, highway de-icing,
                  detergents.
----------------  --------------------------------------------------------------

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

KEY RATIOS/TERMS

================================================================================

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

FUTURES SALES BY PRODUCERS          Gold trades in the futures markets. Gold
                                    producers are constantly monitoring the
                                    prices in the futures markets because it determines the price at which they can sell their gold. The GOLD SURVEY lists statistics on producer sales. If producers are selling an increasing amount in the futures market, it could mean that prices will fall very soon. By purchasing futures contracts the producer "locks-in" a price.
                                    Therefore, if the price of gold falls in future months, it won't affect the producer's BOTTOM line. Conversely, if prices continue to rise after the producer locks in, they won't be able to capitalize on the higher prices.

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

RESEARCH AND DEVELOPMENT

         No expenditures were made for research and development during the fiscal year ended June 30, 2004.

PATENTS, INTELLECTUAL PROPERTY AND LICENSING

         We do not own any patents or intellectual property. The Oretech Process is being utilized pursuant to our exclusive license from PTI Ventures, LLC.

EMPLOYEES

         As of September 30, 2004, Oretech had five employees. Oretech believes its relations with its employees are good.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         We are currently leasing the office/warehouse space described below:

         Approximately 5,000 square feet of office/warehouse space situated on approximately 18 acres of land at 309 State Docks Road, Phenix City, Alabama 36869, pursuant to a 12 month operating lease commenced on September 1, 2004. Our monthly rental is $3,700 plus we pay maintenance and utilities.

         Our landlord is Blythe Metal Sources, Inc., which is owned by Tom Blythe, our Vice President of Manufacturing and Engineering. Management is of the opinion that the lease was negotiated in an arm's length manner and is favorable to Oretech. See Item 12._Certain Relationships and Related Transactions.

         We own certain mining properties in the State of Colorado. The Silver Plume claim group is comprised of approximately 105 owned claims, 17 partially owned claims and approximately 334 acres. The Pittsburg Mine is located on the north side of the lower Russell Gulch near Central City, Colorado. Title to these mines is held in the name of our wholly-owned subsidiary, Oretech Holdings, Inc., a Colorado corporation.

ITEM 3.  LEGAL PROCEEDINGS

         Oretech is a party to the two material pending lawsuits and one administrative proceeding described below.

         As previously reported in Oretech's Form 8-K Current Report filed on July 9, 2004, Oretech filed a lawsuit against its former chief executive officer, Stephen D. Cummins, and several other individuals and entities. This lawsuit was filed on May 20, 2004, and is pending in the Superior Court of Muscogee County, Georgia. The lawsuit seeks to recover damages and equitable relief against the defendants, including the return and cancellation of a substantial number of shares of Oretech common stock, which had been inappropriately issued on the direction of Mr. Cummins.

         Subsequent to the filing of this lawsuit, Mr. Cummins agreed to return or cause the return of the wrongfully issued shares. The following persons (all of whom are defendants named in this lawsuit) have returned the number of shares of common stock set forth opposite their respective names below:

         Name of Defendant/Shareholder      Number of Shares Returned to Oretech
         -----------------------------      ------------------------------------

         Duane & Suzi Cummins                           325,000 shares
         Jennifer Cummins                               425,000 shares
         Michael Cummins                                425,000 shares
         Karen L. Cummins                               125,000 shares
         Stephen D. Cummins                           1,458,000 shares
         Keith & Roberta Walden                          25,000 shares
         Cristi Leslie                                   50,000 shares
         Rob & Caroline Burnham                          50,000 shares
         Patrice Russell                                 25,000 shares
         Timothy Lagle                                   25,000 shares
         Robert Erickson                                 00,000 shares
         Ken Garner                                      25,000 shares
                                                     ------------------
                                     Total            3,058,000 shares

         Mr. Cummins has only returned a portion of the shares which he agreed to return, so, on August 5, 2004, Oretech obtained a default judgment against Stephen Cummins and the TIC Trust requiring them to surrender Oretech stock certificates for 2,158,000 and 775,000 shares, respectively. As of the date of this report, Mr. Cummins is still withholding 2,000,000 shares and the TIC Trust is still withholding 775,000 shares in violation of the court order dated August 5, 2004.

         Oretech intends to vigorously pursue the return of the remaining shares held by Stephen Cummins, the TIC Trust and certain other defendants. In addition, Oretech will seek to obtain money judgments against such persons in the future.

         On September 30, 2004, Oretech caused the 3,058,000 shares which had been surrendered to it by Mr. Cummins and the other defendants to be cancelled on the books of the Oretech with its stock transfer agent. The cancellation of these shares reduced the number of issued and outstanding shares of Oretech common stock by 3,058,000 shares (or 8.4 % of the outstanding shares).

         Oretech has placed an administrative hold on all of the shares that are subject to this lawsuit so that none of the shares still outstanding in such defendants' names can be transferred or otherwise disposed.

         The second pending lawsuit was filed by Oretech on January 22, 2004, in the United States District Court for the District of Arizona. In this lawsuit, Oretech sued Pacific Rocky Mountain, Inc., James E. Logan (a former chief executive officer of Oretech) and William Yarno for breach of contract and fraud in connection with Oretech's purported acquisition of assets from Pacific Rocky Mountain, Inc.

         The lawsuit alleges that Pacific Rocky Mountain, Inc. misrepresented its ownership of certain mining properties in California, which it either did not own or failed to convey title to such properties to Oretech as required by the contract between the parties.

         The suit seeks to recover approximately 5,000,000 (post the 1 for 10 reverse stock split in April 2003) shares of Oretech common stock issued as consideration for the purchase of the assets. In addition, the lawsuit seeks to recover money damages and punitive damages from the defendants.

         As the discovery process gets underway in this lawsuit, additional defendants (former officers, directors and shareholders of Pacific Rocky Mountain, Inc.) will be joined in the lawsuit. In the meantime, Oretech has placed an administrative hold on all share certificates of the defendants and other former officers, directors and shareholders of Pacific Rocky Mountain, Inc., pending the resolution of this lawsuit.

         In December 2003, management reviewed the September 27, 2002 acquisition of the 13 mining claims in Hayfork, California from Pacific Rocky Mountain, Inc. and determined that Oretech did not have clear title to the properties for the reason that Pacific Rocky Mountain, Inc. did not own the properties and/or failed to deliver clear title to same. Therefore, the carrying amount of the investment would not be recoverable. The carrying value of $121,658 was written off. In addition, management determined that they would write off a related payable of $100,000 for the Hayfork mineral claims. The $200,000 in goodwill booked in connection with the Pacific Rocky Mountain, Inc. transaction was written off, as well.

         On June 24, 2004, the Internal Revenue Service filed a federal tax lien against Oretech in the amount of $220,937.94. The lien relates back to unpaid payroll taxes for the 2000 and 2001 calendar years. None of the current management team members were officers or directors of Oretech during 2000 or 2001. The back taxes have been accrued by Oretech in such calendar years, so the effect on Oretech's financial statements should not be material.

         Management is working with certain tax specialists to negotiate an agreement with the Internal Revenue Service to settle or work out a long-term payment program for the back taxes. While no such agreement has been reached to date, our management is confident that such an agreement can be negotiated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not hold a shareholders' meeting during the fiscal year ended June 30, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

         Shares of Oretech's common stock trade on the Over-the-Counter Bulletin Board regulated by the National Association of Securities Dealers, Inc. and trades under the symbol "ORTE". The table set forth below presents the high and low bid prices of Oretech common stock for each quarter within the last two fiscal years. The source of this information is KNOBIAS LLC, www.knobias.com. However, since the our common stock is traded on the Over-the-Counter Bulletin Board, the following prices may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The bid prices are based on the average shares outstanding during the indicated quarter and have not been adjusted for the one share for ten shares reverse stock split effected during April 2003.

              Common Stock                             High Bid      Low Bid
              ------------                             --------      -------

              Quarter Ended September 30, 2002           $0.30       $ 0.02
              Quarter Ended December 31, 2002            $0.13       $ 0.02
              Quarter Ended March 31, 2003               $0.31       $ 0.06
              Quarter Ended June 30, 2003               $18.10       $ 4.00
              Quarter Ended September 30, 2003           $6.40       $ 2.10
              Quarter Ended December 31, 2003            $5.50       $ 2.10
              Quarter Ended March 31, 2004               $4.75       $ 2.00
              Quarter Ended June 30, 2004                $2.75       $ 1.66

On September 30, 2004, the closing bid price of the Oretech common stock was $.65 per share.

Holders
-------

         As of September 30, 2004, there were approximately 329 holders of record and 1,500 beneficial holders of Oretech common stock.

Dividend Policy
---------------

         Oretech did not pay any cash dividends during the last two fiscal years We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this Form 10-KSB, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors Affecting Operating Results" and elsewhere in this Form 10-KSB.

         Overview
         --------

         Oretech management intends to continue the pursuit of several complimentary goals which should enhance our ability to achieve success. Our primary focus will be to improve operational performance of our recently completed, upscaled version of the original PTI beta unit. Our goal is to achieve consistent performance from this machine, while at the same time maximizing the amount of precious metal extracted from various head ore, dumps or tailings processed. Additional capital is being solicited to provide the required handling equipment which will be necessary to support this machine as it is transformed into a production unit.

         The power supply and cooling system which support this upscaled unit can accommodate at least one additional unit, thus greatly increasing our production capacity.

         A complimentary goal which also maintains management's focus is the development and exploitations of the substantial inventory of above ground feedstock acquired through the acquisition of the mining properties in Colorado from Frontier Development, LLC. The Silver Plume claim group is comprised of approximately 105 owned claims, 17 partially owned claims and approximately 334 acres of land. The Pittsburg Mine is located on the north side of the lower Russell Gulch near Central City, Colorado. Oretech is currently considering several different concentration circuits, which will provide substantial benefication of feedstock prior to shipping materials to Alabama for the Oretech extraction process.

         Once Oretech is confident of the process parameters of the Oretech technology, it plans to locate an operating unit at the site of the Colorado properties in order to eliminate the cost of handling and freight to transport feedstock to Alabama, having a greatly enhanced improvement to our profit margins. This unit will be built after our existing unit located at our plant in Phenix City, Alabama is fully operational and performing to our expectations.

         Oretech will continue to develop relationships with third party sources to process their feedstock at an agreed upon rate favorable to both parties. This would include both mining sources of feedstock and third party sources for non-mining feedstock such as electronic waste.

         Oretech also maintains a close relationship with Frontier Development, LLC, and under terms of the acquisition agreement of the Colorado properties, retains certain rights for possible other property acquisitions in the Central City, Colorado area. Properties close in proximity to Central City proper offer the potential for considerable commercial and residential development. Management believes if this opportunity could be exploited, it would possibly further shareholder value.

         In line with this, management feels the Oretech Process offers a means to provide certain environmental remediation potential for certain above ground materials which could be leading to acid run-off. In this case, properties with the potential for development, which include these materials, would be processed for possible precious metal extraction and also potentially eliminate the generation of acid run-off. These properties would then be better suited for further development.

         Of course, the growth and development previously mentioned requires investment capital. As Oretech continues to operate and complete its understanding of the Oretech Process, in a more routine manner, revenue streams will begin. This achievement, which also validates our process, will provide an incentive for additional investors to consider Oretech's need for additional capital investment.

RESULTS OF OPERATIONS

Revenues and Cost of Sales
--------------------------

Oretech has generated no revenues from inception and through the fiscal year ended June 30, 2004 because Oretech is in the development stage. Activities since inception have consisted solely of financial planning, establishing sources of production and supply, developing markets and raising capital.

Cost of Goods Sold
------------------

Cost of Goods Sold from inception and through the fiscal year ended June 30, 2004 totaled $0 because the Company is in the Development stage and has not yet started production.

Operating Expenses
------------------

Professional Fees for the fiscal year ended June 30, 2004 totaled $219,967, which consisted primarily of legal, accounting and stock transfer fees. Professional fees for the fiscal year ended June 30, 2003 totaled $67,875.

Other expenses for the fiscal year ended June 30, 2004 totaled $162,456 and consisted primarily of rent, utilities, and bank fees. Other expenses for the fiscal year ended June 30, 2003 were $13,441.

Liquidity and Capital Resources
-------------------------------

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

As of June 30, 2004, the Company had raised $184,325 through private placement issuances of 151,650 shares of restricted stock and 54,000 warrants. Subsequent to June 30, 2004, the Company has sold an additional 245,480 shares of restricted stock for $105,515. The Company has used these funds for administrative expenses, as well as the purchase of property and equipment. The Company has also borrowed funds from shareholders and employees. At this time, our cash flow is entirely dependent upon the sale of restricted stock and funds loaned by shareholders and employees.

Income Taxes
------------

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. Deferred income tax assets arising from any loss carry forwards have been fully reserved as of June 30, 2004.

Controls and Procedures
-----------------------

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

Factors Affecting Operating Results
-----------------------------------

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

ITEM 7. FINANCIAL STATEMENTS

ORETECH, INC. and Subsidiaries
(A Development Stage Company)
Phenix City, Alabama

------------------------------
FINANCIAL REPORTS
AT
JUNE 30, 2004
------------------------------

ORETECH, INC. and Subsidiaries
(A Development Stage Company)
Phenix City, Alabama

TABLE OF CONTENTS
--------------------------------------------------------------------------------
Reports of Independent Registered Public Accounting Firms               F-1, F-2

Consolidated Balance Sheets at June 30, 2004, and 2003                       F-3

Consolidated Statements of Operations for the Two Years Ended                F-4
June 30, 2004, and 2003, and for the period from inception
(June 11, 2001) through June 30, 2004

Consolidated Statements of Changes in Stockholders' Equity                   F-5
for the Two Years ended June 30, 2004, and 2003

Consolidated Statements of Cash Flows for the Two Years Ended                F-6
June 30, 2004, and 2003, and for the period from inception
(June 11, 2001) through June 30, 2004

Notes to Consolidated Financial Statements                            F-7 - F-15
-------------------------------------------------------------------------------

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Oretech, Inc.

We have audited the accompanying consolidated balance sheet of Oretech, Inc as of June 30, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oretech Inc. as of June 30, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had negative working capital of $1,530,026 at June 30, 2004 and had incurred a net loss of $2,072,317. These factors, as discussed in
Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Evans Gaither & Associates PLLC
Evans Gaither & Associates PLLC
October 7, 2004
Oklahoma City, Oklahoma

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Oretech, Inc. (formerly The Tantivy Group, Inc.) and Subsidiaries
(A Development Stage Company)
(A Nevada Corporation)
Phenix City, Alabama

We have audited the accompanying consolidated balance sheet of Oretech, Inc. (formerly The Tantivy Group, Inc.) and Subsidiaries as of June 30, 2003, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended and for the period from the date of inception (June 11, 2001) through June 30, 2003. These financial statements are the responsibility of Oretech, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oretech, Inc. (formerly The Tantivy Group, Inc.) and Subsidiaries as of June 30, 2003 and the results of its operations and its cash flows for the year then ended and the period from the date of inception (June 11, 2001) through June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Oretech, Inc. (formerly The Tantivy Group, Inc.) and Subsidiaries will continue as a going concern. As shown in the financial statements, Oretech, Inc. has no present sources of revenue and has an accumulated deficit. Accordingly, there is substantial doubt about Oretech, Inc.s ability to continue as a going concern. Management's plans regarding this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Company, LLP

Rotenberg & Company, LLP
Rochester, New York
October 12, 2003

                         ORETECH, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                        June 30,      June 30,
                                                          2004          2003
                                                      ------------  ------------

CURRENT ASSETS
     Cash and Cash Equivalents                        $     1,450   $     3,306
     Prepaid  Expenses                                         --         2,675
                                                      ------------  ------------

          Total  Current Assets                             1,450         5,981

OTHER ASSETS
     Note Receivable                                           --        12,000
     Property, Plant & Equipment,
        net of Accumulated Depreciation                    11,649            --
     Mining Property and Claims                         2,129,989       121,659
     Goodwill                                                  --       200,000
                                                      ------------  ------------

          Total Assets                                $ 2,143,088   $   339,640
                                                      ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses              $    98,914   $   159,492
   Notes Payable - Due Within One Year                    758,980        72,701
   Accrued expenses                                        33,436            --
   Settlement Payable                                          --       221,500
   Liabilities assumed from businesses acquired           452,108       633,488
   Liabilities of Business Transferred                    188,040            --
                                                      ------------  ------------

          Total Current Liabilities                     1,531,478     1,087,181

OTHER LIABILITIES
    Notes Payable - Due After One Year                     52,400       149,789
                                                      ------------  ------------

          Total Liabilities                             1,583,878     1,236,970

STOCKHOLDERS' EQUITY
     Common stock - $.001 Par Value,
        200,000,000 shares
        authorized, 36,134,251 and
        32,057,310 shares issued and
        outstanding at June 30, 2004
        and June 30, 2003 respectively                     36,134        32,057
     Additional Paid in Capital                         3,985,894       676,447
     Deferred Professional Fees                           (36,750)     (252,083)
     Deficit Accumulated During the
        Development Stage                              (3,426,068)   (1,353,751)
                                                      ------------  ------------

          Total Stockholders' Equity  / (Deficit)         559,210      (897,330)
                                                      ------------  ------------

          Total Liabilities and Stockholders' Equity  $ 2,143,088   $   339,640
                                                      ============  ============

   The accompanying notes are an integral part of these financial statements.

                                   ORETECH, INC. AND SUBSIDIARIES
                                   (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          From
                                                              Year ended            Date of Inception
                                                      -----------------------------  (June 11, 2001)
                                                        June 30,        June 30,         through
                                                          2004            2003        June 30, 2004
                                                      -------------   -------------   -------------

REVENUES                                              $         --    $         --    $         --

GENERAL AND ADMINISTRATIVE EXPENSES
Wages                                                      784,900              --         784,900
Amortization of Deferred Professional Fees                 343,833              --         366,750
Consulting Fees                                            129,549              --         129,549
Depreciation                                                 1,492              --           1,492
Costs to Acquire Tantivy                                        --       1,672,735       1,672,735
Insurance                                                   42,059              --          42,059
Professional Fees                                          219,967          67,875         290,884
Other Expense                                              162,456          13,441         175,897
Impairment of Goodwill and Mining Properties               221,658              --         221,658
Settlement of Obligation of Related Party                  225,000              --         225,000
                                                      -------------   -------------   -------------
Total General and Administrative Expenses                2,130,913       1,754,051       3,910,923

Net Loss Before Other Income and Expenses               (2,130,913)     (1,754,051)     (3,910,923)

OTHER INCOME AND EXPENSES
(Interest Expense) net of Interest Income                  (71,352)         (5,319)        (76,671)
Gain on Restructure / Settlement of Debt                   129,948         431,578         561,526
                                                      -------------   -------------   -------------
Net (Loss)                                            $ (2,072,317)   $ (1,327,792)   $ (3,426,068)
                                                      =============   =============   =============

Earnings (Loss) Per Common Share, Basic and Diluted          (0.06)          (0.05)          (0.13)
                                                      =============   =============   =============

Weighted Average Common Shares Outstanding             33,631,901     27,450,187      27,066,504
                                                      =============   =============   =============

             The accompanying notes are an integral part of these financial statements.

                                                F-4

                                                ORETECH, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FROM JUNE 11, 2001 (INCEPTION) THROUGH JUNE 30, 2004

                                                                                                    Deficit
                                                                                                  Accumulated        Total
                                                 Common Stock        Additional      Deferred      During the    Stockholders'
                                         -------------------------    Paid-In      Professional    Development      Equity /
                                            Shares       Amount       Capital          Fees           Stage        (Deficit)
                                         -----------  ------------  ------------   ------------   ------------   ------------
Recapitalization of Oretech              25,959,500   $    25,959   $        --    $        --    $        --    $    25,959

Net loss - Through June 30, 2002                 --            --            --             --        (25,959)       (25,959)
                                         -----------  ------------  ------------   ------------   ------------   ------------
Balance - June 30, 2002                  25,959,500        25,959            --             --        (25,959)            --

Options Granted for Services -
   Unexercised                                   --            --       275,000             --             --        275,000

Tantivy Group, Inc. Stock
   Outstanding Before the
   Acquisition                      (A)   6,097,810         6,098       401,447             --             --        407,545

Deferred Compensation                            --            --            --       (252,083)            --       (252,083)

Net Loss - July 1, 2002
   through June 30, 2003                         --            --            --             --     (1,327,792)    (1,327,792)
                                         -----------  ------------  ------------   ------------   ------------   ------------

Balance, June 30, 2003                   32,057,310        32,057       676,447       (252,083)    (1,353,751)      (897,330)

Shares Granted for Services                 100,000           100        54,900             --             --         55,000

Exercise of Options                         500,000           500            --             --             --            500

Units Sold in Private Placement
   Offering                                  54,000            54       277,776             --             --        277,830

Equity Financing Costs - Private
   Placement                                     --            --      (142,830)            --             --       (142,830)

Shares Issued for Equipment and
   Services                                   2,650             3         8,159             --             --          8,162

Shares Issued for Acquisition
   of Mineral1 Claim                        175,000         1,175     1,730,481             --             --      1,731,656

Shares Issued for Settlement of
   Obligation of Related Pay                 54,878            55       224,945             --             --        225,000

Shares Issued for Guarantee of Debt          21,000            21        73,479             --             --         73,500

Shares Issued in Settlement of Debt         308,000           308       153,692             --             --        154,000

Shares Granted for Officer & Director
   Compensation                           1,060,000         1,060       528,940             --             --        530,000

Shares Granted for Bonuses                  160,000           160        79,840             --             --         80,000

Shares Issued in Settlement of
   Accrued Expenses                          93,624            93        46,719             --             --         46,812

Shares Issued in Settlement of
   Obligation                                50,000            50        24,950             --             --         25,000

Shares Sold in Private Placement             97,650            98        48,727             --             --         48,825

Shares Granted for Officer & Director
   Compensation                             289,800           290       144,610             --             --        144,900

Shares Issued for Services                   30,339            30        15,139             --             --         15,169

Shares Issued for Services                   80,000            80        39,920             --             --         40,000

Deferred Compensation Additions                  --            --            --       (128,500)            --       (128,500)

Deferred Compensation Amortization               --            --            --        343,833             --        343,833

Net Loss - July 1, 2003
   to June 30, 2004                              --            --            --             --     (2,072,317)    (2,072,317)
                                         -----------  ------------  ------------   ------------   ------------   ------------

Balance June 30, 2004                    36,134,251   $    36,134   $ 3,985,894    $   (36,750)   $(3,426,068)   $   559,210
                                         ===========  ============  ============   ============   ============   ============

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

                                                            F-5

                                           ORETECH, INC. AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         From
                                                                                                   Date of Inception
                                                                                                    (June 11, 2001)
                                                               For the             For the             through
                                                              Year Ended          Year Ended           June 30,
                                                             June 30, 2004       June 30, 2003           2004
                                                             -------------       -------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                      $(2,072,317)       $(1,327,792)        $(3,426,068)
  Adjustments to Reconcile Net Income to
     Net Cash Flows from Operating Activities:
Costs to Acquire Subsidiary                                            --          1,672,735           1,672,735
Amortization of Deferred Professional Fees                        343,833             22,917             392,709
Common Stock Issued for  Compensation                             818,231                 --             818,231
(Gain) Loss on Restructure of Debt                               (129,948)          (431,578)           (561,526)
Common Stock Issued for Services                                   46,812                 --              46,812
Issue debt for Services                                            57,400                 --              57,400
Common Stock Issued for Settlement of
     Obligation of Related Party                                  225,000                 --             225,000
Impairment of Goodwill and Mining Properties                      221,658                 --             221,658
Depreciation                                                        1,492                 --               1,492
  Changes in Assets and Liabilities:
Prepaid Expenses                                                    2,675                 --                  --
Other Assets                                                       18,660            (14,675)                 --
Accounts Payable and Accrued Expenses                              80,773             48,684             136,117
                                                              ------------       ------------        ------------

          Total Adjustments                                     1,686,586          1,298,083           3,010,628
                                                              ------------       ------------        ------------

          Net Cash Flows from Operating Activities               (385,731)           (29,709)           (415,440)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property, Plant and Equipment                        (311,473)                --            (311,473)
                                                              ------------       ------------        ------------

          Net Cash Flows from Investing Activities               (311,473)                --            (311,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Borrowings                                  (51,573)                --             (51,573)
Proceeds from Borrowings                                          562,595             33,015             595,610
Proceeds from Units Sold in Private Placement                     184,325                 --             184,325
Decrease in Note Receivable
                                                              ------------       ------------        ------------

         Net Cash Flows from Financing Activities                 695,348             33,015             728,363

Net Increase (Decrease) in Cash and Cash Equivalents               (1,856)             3,306               1,450

Cash and Cash Equivalents at Beginning of Period                    3,306                 --                  --
                                                              ------------       ------------        ------------

Cash and Cash Equivalents at End of Period                    $     1,450        $     3,306         $     1,450
                                                              ============       ============        ============

Supplemental Cash Flow Information:
-----------------------------------
Cash Paid for Interest                                        $    12,364        $        --         $    12,364

Noncash Investing and Financing Activities:
-------------------------------------------
Common Stock Issued for  Compensation                             818,231                                818,231
Note Payable Issued to Finance Restructure of Debt                                10,000                  10,000
Reduction of Liability in Restructure of Debt                     129,948        431,578                 561,526
Common Stock Issued for Acquisition of Mining Properties        1,731,656                              1,731,656
Stock Issued for Settlement of Obligation of Related Party        225,000                                225,000
Note Issued for Acquisition of Mining Property                    100,000                                100,000
Common Stock Issued for Services                                   46,812                                 46,812
Stock Options issued for Consulting Services                                     275,000                 275,000
Common Stock Issued for Settlement of Debt                         79,533                                 79,533
Common Stock Issued for Debt Guaranty                              73,500                                 73,500
Note issued for Services                                           57,400                                 57,400

                    The accompanying notes are an integral part of these financial statements.

                                                      F-6

ORETECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

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

         Oretech, Inc. ("Oretech") is the result of a reverse acquisition that became effective April 1, 2003 between The Tantivy Group, Inc. ("Tantivy") and Oretech Corp., both Nevada corporations. Tantivy began its business in January, 2000 of providing management and internet related services via its four wholly owned subsidiaries, Online Television Network Services, Inc., Tantivy Technologies, Inc., Tantivy Entertainment, Inc., and Tantivy Sciences, Inc., all of which were discontinued in September 2002. In September, 2002, Tantivy was involved in a reverse acquisition transaction with Pacific Rocky Mountain Inc. which purportedly owned ore and mine tailings.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPALS OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Oretech, Inc. and its wholly owned subsidiaries (collectively referred to as "Oretech"). All intercompany balances and transactions have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist primarily of cash on deposit or certificates of deposit purchased with original maturities of three months or less.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The recorded amounts of financial instruments including cash and cash equivalents, accounts payable and accrued expenses approximate the carrying value because of the relatively short maturity of these instruments. The recorded amount of long-term debt approximates fair value based on current market rates for similar instruments of comparable maturity.

         LONG - LIVED ASSETS - Long - lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards (`SFAS") No. 144, "Accounting for the Impairment or Disposal of Long - Lived Assets", whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. In performing the review of recoverability, management estimates the future cash flows expected to result from the use of the assets and their eventual disposition in determining their fair value. When required, impairment losses on assets to be held and used are recognized based on the difference between the fair value and the carrying amount of the assets. Long - lived assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to dispose. As of June 30, 2004, management expects its long - lived assets to be fully recoverable.

         GOODWILL - Oretech adopted SFAS No. 142, "Goodwill and Other Intangible Assets" in 2002 whereby goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment. During 2003 management determined that the goodwill recorded was not recoverable and wrote down the carrying amount to zero.

         PROPERTY & EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets as follows:

         Software                               3 years
         Computers and equipment                5 years
         Furniture and fixtures                 7 years
         Leasehold improvements                 Shorter of estimated life of
                                                 improvement or the lease term

         REVENUE RECOGNITION - Oretech has no significant revenues from operations as it is currently in the development stage.

         INCOME TAXES - The Company follows the liability method of accounting for income taxes. Under the liability method, deferred income taxes are provided on temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements and carryforwards that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws. Additionally, the Company provides a valuation allowance on deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Loss per common share - Loss per common share is calculated based on the weighted average number of shares outstanding during the year, including common shares issuable without additional consideration. Basic and diluted loss per share were the same for the years ended June 30, 2004 and 2003 because the common stock warrants were not dilutive.

         STOCK OPTIONS AND WARRANTS - Oretech accounts for stock options and warrants in accordance with the provisions of SFAS N. 123 "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB
         25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

         The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the shares issued.

         As of June 30, 2004, the Company does not have any stock based compensation options for share purchase or warrants outstanding.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

         RECENT PRONOUNCEMENTS - In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. This SAB revises or rescinds portions of the revenue recognition interpretive guidance included in SAB codifications to make it consistent with current authoritative accounting guidance. The principal revisions relate to revenue recognition guidance no longer necessary due to developments in U. S. generally accepted accounting principles. The pronouncement had no impact on Oretech.

         The Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51, addresses consolidation by business enterprises of variable interest entities. Oretech has no variable interest entities and accordingly this interpretation had no impact on the historical financial statements.

         Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE 3 - LIQUIDITY AND GOING CONCERN

         Oretech's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Oretech is currently in the development stage and there is a deficit in working capital of $1,530,028 as of June 30, 2004 and has incurred losses during the development stage of $3,426,068. Oretech's principal activities since inception have consisted of financial planning, establishing sources of production and supply, developing markets, and raising capital. Oretech plans to utilize a proprietary process for the extraction of precious metals from the known mined ore and tailings located in its mining claims. Business operations will include the extraction, smelting, casting, and refining of precious metals. Principal operations have not started, therefore oretech has no present sources of significant revenues.

         Accordingly, there is substantial doubt about Oretech's ability to continue as a going concern. Oretech's continued existence is dependent upon its ability to develop profitable operations and to obtain working capital and other necessary financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         Management of Oretech is currently seeking additional equity or debt financing which would provide the funds to enable Oretech to utilize the ore processing technology on the raw materials located at its mining properties and those which may be acquired.

         Execution of the Company's strategy will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses. Current cash balances will not be sufficient to fund the Company's current business plan. There can be no assurance that the Company will be able to raise additional capital on satisfactory terms or at all.

NOTE 4 - BUSINESS COMBINATION

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

         Per the Acquisition Agreement, Tantivy exchanged 25,959,500 shares of newly issued common stock for all of the 25,959,500 common shares outstanding of Oretech Corp., after a 1 for 10 reverse stock split of its previously issued and outstanding common shares on April 1, 2003. The shareholders of Oretech Corp. exchanged their shares of common stock, one for one, for the 25,959,500 common shares of Tantivy and as a result of the reverse acquisition, owned approximately 81% of the issued and outstanding shares of Tantivy. The acquisition was recorded at the fair value of Tantivy's debt (net of assets) that was assumed by Oretech, and goodwill was recorded based on the value of the debt. The goodwill was subsequently reviewed for impairment and expensed as costs to acquire subsidiary in the Statement of Operations. Oretech Corp. is deemed the acquirer in the transaction.

NOTE 5 - RELATED PARTIES

         Oretech has an exclusive sub-license from PTI Ventures, LLC ("PTI") to commercialize a new, ore and minerals processing and environmental remediation technology, utilizing a proprietary high temperature technique for extraction of precious and strategic metals from various ore tailings, dump piles and other industrial feedstock sources. Terms of the agreement require Oretech to pay a licensing fee in the amount of $2,000,000 per processing system in exchange for the exclusive rights to the processing technology plus a royalty fee equal to 15% of net revenue generated under the process. PTI is to provide a processing system with the capacity to process up to Two Thousand (2000 lbs.) pounds of ore per hour. PTI retains the right to process ore under pre-existing contracts and retains the right to process minerals and mineral rights controlled by it. In addition the agreement provides that Oretech will exclusively contract with PTI for the manufacture, commission and operation of all Oretech processing systems commissioned by PTI.

         PTI is a privately held Georgia limited liability company. The managing member of PTI is Stephen Shehane, the Deputy chairman of the Oretech Board of Directors. Oretech provides office and production space to PTI at no charge.

         PTI has not yet completed testing and has not delivered a unit capable of processing 2000 lbs of ore per hour. Oretech is currently negotiating a Technology Assignment Agreement with Stephen Shehane whereby Shehane would assign the precious metals extraction technology directly to Oretech in return for Oretech assuming all liabilities of PTI incurred in development of the Technology. As of June 30, 2004 PTI had unaudited liabilities of approximately $1,600,000 of which approximately $975,000 is payable to Stephen Shehane and his parents, and approximately $125,000 is payable to Fran Hargarten the CEO of Oretech. Management is not able to predict the ultimate outcome of these negotiations.

         Oretech entered into a one year operating lease agreement that commenced on August 1, 2003 for its corporate offices and warehouse space. Terms of the agreement require Oretech to pay monthly rent in the amount of $3,500 plus all utilities, insurance, and repairs and maintenance. Pursuant to the lease terms the lease was extended for an additional one year period with monthly rental payments of $3,700 as of August 1, 2004. The landlord is Blythe Metal Sources, Inc., which is owned by Tom Blythe, Oretech's Vice President of Manufacturing and Engineering.

NOTE 6 - PRIVATE PLACEMENT OFFERING

         Oretech initiated a private placement offering for accredited investors during September 2003 with a maximum of 1,000,000 private placement units at a cost of $5.00 per unit. Each unit is comprised of two shares of Oretech common stock, one Class A warrant with an exercise price of $1.75, and one Class B warrant with and exercise price of $2.00. The minimum purchase is 2,000 units or $10,000. The warrants expire one year from the date of purchase of the unit(s). This offering was closed effective March 1, 2004.

         During September 2003, accredited investors purchased 7,000 units for $35,000. The common stock and warrants were recorded at their fair value totaling $72,030. Equity financing costs in the amount of $37,030 were recorded in the transaction. In November 2003 Oretech's Deputy Chairman purchased 20,000 units for $100,000. The common stock and warrants were recorded at their fair value totaling $205,800. Equity financing costs in the amount of $105,800 were recorded in the transaction. Fair market value of the warrants was determined using a Black-Scholes pricing model.

         Oretech initiated another private placement offering on March 1, 2004. Oretech is offering a maximum of 5,000,000 shares of its common stock at a subscription price of $.50 per share. The minimum purchase is 10,000 shares, or $5,000.

NOTE 7 - ACQUISITION OF MINING PROPERTIES

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

         Pursuant to the asset purchase agreement, Oretech also entered into a consulting agreement with a member of the selling group. The agreement calls for 60 monthly payments of $5,000 per month and became effective upon closing of the agreement. Prior to closing, Oretech had paid $31,900 in advance on the consulting agreement. This agreement was terminated by Oretech for non-performance on June 30, 2004.

NOTE 8 - TRANSFER OF SUBSIDIARIES

         Effective October 2003, Oretech entered into an agreement to sell 95% of the stock of its subsidiaries, Online Television Network Services, Inc., Tantivy Entertainment, Inc., Tantivy Technologies, Inc., and Tantivy Sciences, Inc. The purchase price consisted of the assumption of debt by the buyer, a member of management of the former Tantivy Group Inc. The total amount of debt assumed by the buyer was $188,040. Because the buyer is a thinly capitalized entity without any other source of revenues, Oretech has not recognized the reduction of liabilities on its books. The liabilities assumed are shown on the balance sheet as liabilities of business transferred. When the liabilities are paid, settled or otherwise resolved by the buyer, Oretech will recognize a gain on sale of the businesses transferred.

NOTE 9 - NOTES PAYABLE

         Notes payable at June 30, 2004 consisted of:

         (a) $84,132 note payable (original amount of $100,000) to an individual. Note is payable in monthly payments of $3,691, including interest at 12% per annum, through April 2006. The note is convertible into common stock of Oretech at the option of the holder. The number of shares the note holder would received is equal to the amount of outstanding debt divided by eighty percent (80%) of the price of the Oretech stock at the date of conversion. No payments have been made subsequent to February 2004.

         (b) $67,000 note payable to third parties bearing interest at 6.5%. Interest is payable quarterly until maturity in June 2005. Principal is due at maturity. The note is convertible into common stock of Oretech at a price of one share for each $4.00 of principal and accrued interest at the option of the holder. No interest payments have been made since March 2004.

         (c) $10,000 note payable to a shareholder with interest at a rate of 6.5% per annum. The note is due on demand. No interest or principal payments were made in 2004.

         (d) $52,400 payable to a third party bearing interest at 6.5% per annum. Interest is payable quarterly and the principal is payable at maturity on September 1, 2005. The note is convertible by the holder, to common stock of Oretech at a conversion price of one share for each $2.50 of principal and accrued interest. No interest payments were made during 2004.

         (e) $349,750 due to a bank with interest payable monthly at a rate of 1.5% above prime with a floor of 5.5%. Principal is due at maturity on December 30, 2004. The note is guaranteed by the deputy chairman of the board and another individual.

         (f) $123,098 of which $116,736 is payable to the deputy chairman of the board, $1,800 payable to the chairman and president and $4,562 is payable to the chief financial officer. Interest accrues at 6.5% and the amount is due on demand.

         (g) $95,000 payable assumed in the mining properties acquisition, collateralized by the mining properties. Principal of $63,000 was due on March 31, 2004 of which only $5,000 was paid, therefore the loan is currently in default. In August 2004 Oretech made a payment of $10,000 on this note. Interest accrues at $1,065 per month on this portion of the note. No interest payments have been made subsequent to April 2004. The remaining $37,000 accrues interest at 10% per annum and is payable in monthly installments of $1,000 commencing May 1, 2004 until paid in full. No amounts have been paid on this portion of the note.

         (h) $30,000 payable on January 31, 2005 to the chairman, ceo and president, the chief financial officer and a director. Interest accrues at .5% above prime (4.5% Per annum at June 30, 2004), and is payable at maturity.

NOTE 10 - DEFERRED PROFESSIONAL FEES

         Deferred professional fees are $36,750 and $252,083 at June 30, 2004 and 2003 respectively. The balance at June 30, 2003 represents the fair value of options on 500,000 shares of Oretech's common stock granted to its outside legal counsel in March and April 2003, net of amortization of $22,917. During the year ended June 30, 2004 Oretech issued and additional 100,000 shares of common stock to the attorney at a value of $55,000. The fair value of the options was determined using the Black Scholes model. The options were exercisable at par value and were exercised in september 2003. Also during the year ended June 30, 2004 Oretech issued 21,000 shares of stock for a guarantee of company debt. The total value of the options granted and stock issued to legal counsel of $330,000 was amortized over 12 months and the total value of the shares issued for the guarantee of $73,500 is being amortized over 12 months starting January 1, 2004. The total amortization incurred in the year ended June 30, 2004 was $343,833.

NOTE 11 - IMPAIRMENT OF ASSETS

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

NOTE 12 - INCOME TAXES

         Due to net losses, no provision for income taxes was necessary for 2004 or 2003. The company's effective income tax rate on net loss differed from the federal statutory rate of 34% as follows at June 30:

                                                         2004           2003
                                                     ------------   ------------

         Income Taxes At Federal Statutory Rate      $  (704,588)   $  (460,275)
         Change in Valuation Allowance                   786,401        513,694
         Nondeductible Expenses                              250            190
         State Income Taxes, Net of Federal Benefit      (82,063)       (53,609)
                                                     ------------   ------------
                           Total Tax Expense         $        --    $        --
                                                     ============   ============

The Components of Deferred Income Tax
Assets Were as Follows At June 30:
                                                         2004           2003
                                                     ------------   ------------
         Deferred Income Tax Assets
            Basis Difference in Intangible Assets    $    71,454    $        --
            Net Operating Loss                         1,228,641        513,694
            Valuation Allowance                       (1,300,095)      (513,694)
                                                     ------------   ------------
            Net Deferred Income Tax Asset            $        --    $        --
                                                     ============   ============
         Increase in Valuation Allowance             $   786,401    $   513,694
                                                     ============   ============

         A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2004, the company has a net operating loss carry forward of approximately $3,236,672 that will expire at various dates through 2027. As such carry forward can only be used to offset future taxable income of the company, management has provided a valuation allowance until it is more likely than not that taxable income will be generated.

NOTE 13 - LITIGATION

         On May 20, 2004 oretech filed a lawsuit against its former chairman and chief executive officer, Stephen D. Cummins, and several other individuals and entities. The lawsuit seeks to recover damages and equitable relief against the defendants, including the return and cancellation of a substantial number of shares of oretech common stock, which had been inappropriately issued on the direction of Mr. Cummins. Subsequent to the filing of this lawsuit, the defendants have returned 3,058,000 shares.

         On August 5, 2004, Oretech obtained a default judgment against Stephen Cummins and the TIC Trust requiring them to surrender Oretech stock certificates for 2,158,000 and 775,000 shares, respectively. As of the date of this report, Mr. Cummins is still withholding 2,000,000 shares and the TIC Trust is still withholding 775,000 shares in violation of the court order dated August 5, 2004.

         Oretech intends to vigorously pursue the return of the remaining shares held by Stephen Cummins, the TIC Trust and certain other defendants. In addition, Oretech will seek to obtain money judgments against such persons in the future.

         On September 30, 2004, Oretech caused the 3,058,000 shares which had been surrendered to it by Mr. Cummins and the other defendants to be cancelled on the books of the Oretech with its stock transfer agent. The cancellation of these shares reduced the number of issued and outstanding shares of oretech common stock by 3,058,000 shares (or 8.4% of the outstanding shares).

         On January 22, 2004 Oretech sued Pacific Rocky Mountain, Inc., James E. Logan (a former chief executive officer of Oretech) and William Yarno for breach of contract and fraud in connection with Oretech's purported acquisition of assets from Pacific Rocky Mountain, Inc.

         The lawsuit alleges that Pacific Rocky Mountain, Inc. misrepresented its ownership of certain mining properties in California, which it either did not own or failed to convey title to such properties to oretech as required by the contract between the parties.

         The suit seeks to recover approximately 5,000,000 (post the 1 for 10 reverse stock split in April 2003) shares of Oretech common stock issued as consideration for the purchase of the assets. In addition, the lawsuit seeks to recover money damages and punitive damages from the defendants.

         Oretech has placed an administrative hold on all share certificates of the defendants and other former officers, directors and shareholders of Pacific Rocky Mountain, Inc., pending the resolution of this lawsuit.

         On June 24, 2004, the Internal Revenue Service filed a federal tax lien against Oretech in the amount of $220,937.94. The lien relates back to unpaid payroll taxes for the 2000 and 2001 calendar years. None of the current management team members were officers or directors of Oretech during 2000 or 2001. As of June 30, 2004 Oretech has a liability, included in liabilities of businesses acquired, of approximately $280,000 for payroll tax liabilities and approximately $53,000 in interest and penalties assumed in the Tantivy merger. In addition, Oretech recorded interest expense of approximately $16,000 for the year ended June 30, 2004 on the outstanding debt to the IRS.

         Management is working with certain tax specialists to negotiate an agreement with the Internal Revenue Service to settle or work out a long-term payment program for the back taxes. Currently no such agreement has been reached.

         In addition, the liabilities of businesses transferred includes approximately $119,000 of unpaid payroll taxes for those entities. Management believes the obligation for these taxes has been assumed by the purchasers of the entities.

NOTE 14 - SUBSEQUENT EVENTS

         Subsequent to June 30, 2004 Oretech has sold 249,480 shares of common stock and received proceeds of $105,515. In addition, Oretech issued 203,052 shares of common stock to a third party for services in September 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously reported in our Form 8-K/A filed with the Commission on February 4, 2004, our Board of Directors, acting on the advice of our Audit Committee, approved a dismissal of our independent auditors, effective January 7, 2004. Previously, the independent auditing firm of Rotenberg & Co., LLP had issued reports covering the fiscal years ended June 30, 2001, 2002 and 2003, on Oretech's financial statements for such periods.

         There have been no "disagreements" within the meaning of Item 304 (a)
(1) (iv) of Regulation S-B or any events of the type listed in Item 304 (a) (1)
(iv) (A) through (E) of Regulation S-B involving Rotenberg & Co., LLP that occurred within Oretech's last three fiscal years and any subsequent period through January 7, 2004.

         None of the reports of Rotenberg & Co., LLP on the financial statements of Oretech for the periods indicated above contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, nor have there been at any time, disagreements between Oretech and Rotenberg & Co., LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. However, the audit reports on the financial statements for the above periods were qualified because of a going concern uncertainty.

         On January 23, 2004, Oretech retained the accounting firm of Evans Gaither & Associates PLLC to serve as its independent accountants to audit our financial statements beginning with the fiscal year that began on July 1, 2003. Prior to its engagement as independent auditors of Oretech, Evans, Gaither & Associates had not been consulted by Oretech regarding any matters noted in Items 304 (a) (2) (i) and (ii) of Regulation S-B, either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on financial statements of Oretech or on any other matter that was the subject of any prior disagreement between Oretech and its previous certifying accountants.

         There have been no disagreements with our independent accountants since July 1, 2003.

ITEM 8A. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of the June 30, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedure were effective as of June 30, 2004.

ITEM 8B. OTHER INFORMATION

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
------------------------------------------------------------

         The officers, directors, nominees and control persons of Oretech are as follows:

NAME                      AGE   POSITION
----                      ---   --------

FRANCIS C. HARGARTEN      51    Chairman of the Board, President, and Director
                                ----------------------------------------------
                                Mr. Hargarten became a member of the Board of Directors and was elected President of Oretech on April 1, 2003. He was elected Chairman of the Board and Chief Executive Officer of Oretech on
                                November 25, 2003. For over 15 years, Mr.
                                Hargarten served in various manufacturing and financial management positions. For five years, Mr. Hargarten served as Executive Vice President of Plicon and had management responsibilities for its Flexible Packaging Division, which had facilities in the U.S. and Canada. Mr. Hargarten was a founding shareholder of Consolidated
                                Fusion Technologies in 1998 where he served as Vice President of Finance and Operations and
                                Corporate Secretary. In late 2002, Mr. Hargarten was a consultant to PTI Ventures, LLC, which evolved into his current position as Chief
                                Executive Officer of Oretech. Mr. Hargarten received his B.S. in Business Administration
                                (and minor in Accounting) from Columbus State
                                University in 1982, followed by an M.B.A from Georgia State University (emphasis on General
                                Management) in 1987. Fran is currently Corporate
                                Secretary and a member of the Board of Directors of CRT Holdings, Inc., a privately held company, with interests in alternative energy and waste destruction

H. STEPHEN SHEHANE        53    Deputy Chairman of the Board and Director
                                -----------------------------------------
                                Mr. Shehane was elected to our Board of
                                Directors on April 1, 2003, at which time he was elected Deputy Chairman of the Board. From 1987 to 1992, Mr. Shehane worked in process engineering and systems engineering, and held a number of operational positions in the mining industry with such firms as Eagle Industries (a division of DeBeers), Lamco Mining Company,
                                Emerald Industries and CBG (a subsidiary of
                                Alcoa. Stephen co-founded CRT Holdings, Inc.
                                along with Stephen Cummins and served as President of CRT. CRT is in the business of developing and commercializing alternative energy production technologies. Stephen remains the Vice Chairman of CRT, a privately held company. Mr. Shehane attended Columbus College and Columbus Technical Institute where he developed the theories that provide the conceptual foundation for the Oretech metal processing technology. Stephen brings over 25 years of experience as an inventor, entrepreneur and process engineer to augment the management of Oretech.

JAY W. HOBSON             54    Chief Financial Officer, Treasurer and Assistant
                                Secretary
                                ------------------------------------------------
                                Mr. Hobson was elected Vice President Finance of
                                Oretech on April 1, 2003. He was elected Chief
                                Financial Officer, Treasurer and Assistant
                                Secretary of Oretech on January 28, 2004. Mr.
                                Hobson is a 1972 graduate of the University of North Carolina at Chapel Hill where he received a B.A. degree in economics and received his M.B.A. degree in finance from Wake Forest
                                University in 1975. After spending two years at Hanes Knitwear, Mr. Hobson joined AFLAC
                                Insurance as the acquisition and planning manager. During his more than twenty years with AFLAC, Jay held the positions of Vice President,

                                Financial Planning and Vice President, Cash
                                Management. Since leaving AFLAC, Mr. Hobson has spent two years working with Columbus Regional Health Care , as well as managing his personal real estate investment business in Columbus, Georgia.

TOM BLYTHE                60    Vice President Manufacturing & Engineering
                                ------------------------------------------
                                Mr. Blythe was elected Vice President
                                Manufacturing and Engineering of Oretech on April 1, 2003. Mr. Blythe brings over thirty years of foundry and smelting industry, management, sales and technology experience to Oretech. Tom is experienced in a broad range of industries, including foundry and metal working, strategic development, financial planning, organizational development, materials handling, performance management, marketing, sales, quality control, product development, engineering and operations in the U.S., Canada and Mexico. Tom holds a B.A. in Management from Youngstown State University and an A.D. in
                                Engineering Time Study, Methods & Procedures. He is a Lifetime Member of the American Foundrymens
                                Society, a Senior Member of the Society of Manufacturing Engineers, a Member American Cast
                                Medals Association and Steel Founders
                                Association.

ROBERT GARCIA             56    Vice President Acquisitions and Technical
                                Development and Director
                                -----------------------------------------
                                Mr. Garcia was elected Director and Vice
                                President Acquisitions and Technical Development of Oretech on April 1, 2003. Mr. Garcia's extensive mining background includes being a developer, owner and operator of numerous mines and mining companies in the U.S., including a precious metal refinery in Beatty, Nevada. Mr.
                                Garcia has also been a principal in Aurie
                                Metallurgical Resources, a Nevada corporation offering consulting services to mining industries on a global basis. Mr. Garcia also worked with one of the world's largest gold mining companies, St. Joe American, a subsidiary of Flour Corporation. Bob was instrumental in the successful development of eight million tons of St. Joe's Bullfrog, Montgomery-Shoshone gold mine, as documented in a January 1989 article in the California Mining Journal & Brochure.

DR. CHRISTOPHER KIGGINS   48    Vice President Research & Development &
                                Environmental Compliance, Secretary and Director
                                ------------------------------------------------
                                Dr. Kiggins was elected Director, Vice President
                                Research and Development Environmental
                                Compliance and Secretary of Oretech on April 1,
                                2003. Dr. Kiggins graduated with a BBA in Finance from the University of Georgia. After his graduation, Dr. Kiggins worked briefly for Fulton National Bank, Atlanta, Georgia, before attending the University of Virginia School of Medicine. Dr. Kiggins has been a successful practicing Anesthesiologist in Columbus, Georgia since 1989. He has also served as President of Anesthesia Associates of Columbus, PA. He is the former Chairman of the Chattahoochee Riverkeeper
                                Organization and former Director of the
                                Anesthesia Department, St. Francis Hospital in
                                Columbus, Georgia. Dr. Kiggins brings a diverse business, scientific and environmental background to Oretech.

DENNIS ATKINS             42    Director
                                --------
                                Mr. Atkins was elected to the Board of Directors of Oretech on April 1, 2003. Mr. Atkins is a certified public accountant with over 15 years experience in public accounting, specializing in the audits of publicly traded companies. Dennis is a member of the American Institute of Certified Public Accountants and is licensed in California and Oklahoma. Dennis' firm is a member of the Securities and Exchange Commission
                                Practice Section of the American Institute of

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

         Oretech is not aware of any family relationships between any director, executive officer or person nominated or chosen to become a director or executive officer.

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

         Mr. Dennis Atkins, one of Directors, also serves on the Board of Directors of Western Sierra Mining Corp., a company that has a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Based solely upon Oretech's review of Forms 3, 4 and 5 and amendments thereto furnished to Oretech under Rule 16a-3(a), except for the persons indicated below, during the fiscal year preceding the filing of this Annual Report, Oretech is not aware of any person who was a director, officer or beneficial owner of more than ten percent of Oretech's Common Stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, in a timely manner. The following individuals were delinquent in filing Form 4s during fiscal 2004 and/or delinquent in filing Form 5s with respect to its most recent fiscal year; delinquent Forms 4 and 5 for the following individuals are indicated parenthetically: Stephen D. Cummins (Forms 3 and 5), H. Stephen Shehane (Forms 4 and 5), Francis C. Hargarten (Forms 4 and
5), Christopher Kiggins (Forms 4 and 5), Tom Blythe (Form 4 and 5), Jay W. Hobson (Forms 4 and 5), Dennis Atkins (Forms 4 and 5), and Robert Garcia (Forms 4 and 5). All of the above named persons have since filed their respective Forms 4 and 5.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid to the Chief Executive Officer and the five next highest paid officers of Oretech during the fiscal year ended June 30, 2004.

                                   SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

                     NAME AND PRINCIPAL POSITION                      YEAR           SALARY
                     ---------------------------                      ----           ------
       Francis C. Hargarten                                           2004          $142,500 (1)
       CHIEF EXECUTIVE OFFICER

       H. Stephen Shehane                                             2004          $140,000 (1)
       DEPUTY CHAIRMAN OF THE BOARD

       Jay W. Hobson                                                  2004          $ 93,333 (1)
       CHIEF FINANCIAL OFFICER

       Robert Garcia                                                  2004          $ 80,250 (1)
       VICE PRESIDENT ACQUISITIONS AND TECHNICAL
       DEVELOPMENT

       Christopher Kiggins                                            2004          $ 77,500 (1)
       VICE PRESIDENT RESEARCH AND DEVELOPMENT AND
       ENVIRONMENTAL COMPLIANCE

       Tom Blythe                                                     2004         $ 108,454 (2)
       VICE PRESIDENT MANUFACTURING AND ENGINEERING

---------------
   (1) None of these officers received any cash compensation during 2004, as each of them was compensated in the form of the Company's common stock, valued for such purposes at $.50 per share.
   (2) Mr. Blythe received $ 37,787 of his total compensation during 2004 in cash and the remainder of $ 70,667 in the form of the Company's common stock, valued for such purposes at $.50 per share.

        The Company has not entered into any employment agreements with management personnel. The Company did not have any employee benefit plans in effect during the 2004 fiscal year.

DIRECTOR AND OFFICER LIABILITY AND INDEMNIFICATION

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of September 30, 2004, there were 33,322,700 shares of Oretech's Common Stock issued and outstanding; and there were 329 holders of record and an estimated 1,500 beneficial owners of our Common Stock. Each share of Common Stock is entitled to one vote. There is no cumulative voting of shares of Common Stock and stockholders have no preemptive rights. Oretech has never paid dividends on its Common Stock and does not intend to in the future.

         The following table sets forth as of September 30, 2004, certain information with respect to all persons or groups known by management to be record or beneficial owners of more than 5% of the Oretech's outstanding Common Stock, by each director of Oretech, each named executive officer and by all current directors and executive officers as a group. Except as indicated in the footnotes to the following table, the listed stockholders hold sole voting and investment power over their respective shares. No shares of preferred stock have been issued or are outstanding.

     Name and Address of                Amount and Nature of     Percent of
     Beneficial Owner  (1)(2)           Beneficial Owner         Common Stock
     -------------------                --------------------     ------------

     H. Stephen Shehane (3)                  12,354,812             37.00%
     Francis C. Hargarten                     1,510,364              4.53%
     Jay W. Hobson                              422,641              1.27%
     Tom Blythe                                 385,723              1.16%
     Dr. Christopher Kiggins                    643,429              1.93%
     Robert Garcia                              546,554              1.64%
     Dennis Atkins (4)                          225,466                --(5)

     All officers and directors,             20,026,016             61.50%
     As a group (7 persons)

_________________

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

(3) Includes 12,314,812 shares and 40,000 warrants to purchase shares of common stock held of record by H. Stephen Shehane & Wendy S. Shehane, as Joint Tenants, plus 48,812 shares held of record my H. Stephen Shehane. Mr. Shehane is the beneficial owner of these shares.

(4) Includes 5,056 shares held directly by Mr. Atkins and 220,410 shares held of record by SR Financial Group, a consulting firm owned and controlled by Mr. Atkins. Mr. Atkins is the beneficial owner of all 225,466 shares.

(5)  Less than one percent (1%)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Oretech requires that all material transactions with affiliates be made on terms that are no less favorable to Oretech than those that can be obtained from unaffiliated third parties. Such transactions must be approved by a majority of Oretech's directors. For the year ended June 30, 2004, the following transactions were made with affiliates of Oretech.

         As discussed in ITEM 2, above, Oretech is leasing its primary office and processing facility from Blythe Metal Sources, Inc, which is owned by Tom Blythe, our Vice President of Manufacturing and Engineering. Management is of the opinion that the lease was negotiated in an arm's length manner and is favorable to Oretech.

         As discussed in ITEM 1, above, Oretech obtained the exclusive rights from PTI Ventures, LLC, a limited liability company, for commercial development of its ore processing technology. PTI Ventures, LLC ("PTI") is a company controlled by H. Stephen Shehane, our Deputy Chairman of the Board and a member of our Board of Directors. The agreement with PTI requires Oretech to pay to PTI a licensing fee of $2,000,000 per processing system in exchange for the exclusive rights to the processing technology, plus a royalty fee of 15% of net revenue generated under the process. Oretech and PTI are in the process of renegotiating the terms of this agreement on terms that we will be more favorable to Oretech.

         As previously announced in Oretech's press release on October 24, 2003, Oretech's Deputy Chairman of the Board, H. Stephen Shehane, committed up to $750,000 of his personal funds to be utilized by Oretech for purposes of manufacturing, rigging and commissioning this first commercial sized extraction processing line. Mr. Shehane's financial assistance in building this line is greatly appreciated by management.

          As described in Note 9 to Notes to Consolidated Financial Statements contained in ITEM 7. FINANCIAL STATEMENTS of this report, Oretech has, from time to time, borrowed money from various officers and directors of Oretech. Oretech has issued various promissory notes to such persons as evidences of such indebtedness. Management is of the opinion that the notes to affiliates were negotiated in an arm's length manner and is favorable to Oretech.

ITEM 13. EXHIBITS

(A)      EXHIBITS.
         ---------

         The exhibit list in the Index to Exhibits on page __ is incorporated herein by reference as the list of exhibits required as part of this annual report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For fiscal 2004 and fiscal 2003, the aggregate fees billed or estimated to be billed to us for professional services rendered by Rotenberg & Co., LLP for the audit of our annual financial statements, review of financial statements included in our Form 10-QSBs and for services normally provided by our accountants in connection with statutory and regulatory filings or engagements were $35,000 and $27,000, respectively. In addition, for fiscal 2004, the aggregate fees billed or estimated to be billed to us for professional services rendered by our new accountants, Evans Gaither & Associates PLLC, were $20,000 for the audit of our financial statements and review of financial statements included in our Form 10-QSBs and for services normally provided by our accountants in connection with statutory and regulatory filings or engagements. Evans, Gaither did not perform any such services on our behalf during fiscal 2003.

AUDIT RELATED FEES

         For fiscal 2004 and fiscal 2003, the aggregate fees billed to us or estimated to be billed to us for assurance and related services by Rotenberg & Co., LLP that were reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" above were $-0- and $13,000, respectively. The nature of the services provided consisted in both years of acquisition related assistance. Evans Gaither & Associates PLLC did not bill for any audit related fees not included above during such years.

TAX FEES

         For fiscal 2004 and fiscal 2003, neither Rotenberg & Co., LLP nor Evans, Gaither & Associates billed us for any fees for tax related matters.

ALL OTHER FEES

         For fiscal 2004 and fiscal 2003, there were no fees billed to us for any other products or services provided by Rotenberg & Co., LLP or Evans, Gaither & Associates, other than the services reported above.

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

         The details regarding any engagement of the independent auditors for non-audit services are provided promptly to the full Audit Committee. During fiscal 2003, all of the services of Rotenberg & Co., LLP for the services described above under Audit Related Fees, Tax Fees and All Other Fees were pre-approved by the Board of Directors, as Oretech did not have an Audit Committee during those fiscal 2003. All of the above fees and services attributable to fiscal 2004 were approved by our Audit Committee and Board of Directors.

                                   SIGNATURES

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                       Oretech, Inc.

                                                       /s/ Francis C. Hargarten
                                                       ------------------------
                                                       (Frances C. Hargarten,
                                                       Chief Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                Title                          Date
         ---------                                -----                          ----
/s/ Frances C. Hargarten            Chairman of the Board, President,       October 12, 2004
----------------------------        Chief Executive Officer and Director
Francis C. Hargarten                (PRINCIPAL EXECUTIVE OFFICER)

/s/ H. Stephen Shehane              Deputy Chairman of the Board and        October 12, 2004
----------------------------        Director
H. Stephen Shehane

/s/ Jay W. Hobson                   Chief Financial Officer                 October 12, 2004
----------------------------        (Principal Financial and
Jay W. Hobson                       Accounting Officer)

/s/ Christopher Kiggins             Director                                October 12, 2004
----------------------------
Dr. Christopher Kiggins

                                       44

                                INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------

2.1               Reorganization and Stock Purchase Agreement with Black
                  Stallion Management, Inc., effective January 31, 2000 (1)
3(i)(1)           Certificate of Restated Articles of Incorporation of Digital
                  Bridge, Inc.(2)
3(i)(2)           Certificate of Amendment to Articles of Incorporation dated
                  March 31, 2003 (3)
3(ii)             Bylaws (4)
10.1              Lease by and between Blythe Metals Sources, Inc. (Lessor) and
                  Oretech, Inc. (Lessee), dated September 1, 2004 (5)
10.2              Asset Purchase Agreement between The Tantivy Group, Inc. and
                  Pacific Rocky Mountain, Inc. dated September 27, 2002. (6)
10.3              Acquisition Agreement between The Tantivy Group, Inc. and
                  Oretech, Inc. dated as of March 31, 2003. (7)
10.4              Sub-license Agreement (8)
10.5              Asset Purchase Agreement between Oretech and Frontier
                  Development, LLC dated September 2, 2003 (9)
10.6              Amendment dated December 26, 2003, to Asset Purchase Agreement between Oretech and Frontier Development, LLC (10)
14                Code of Conduct, Ethics and Integrity (5)
21                Subsidiaries of the Company (5)
99.1              Section 302 Certification of Principal Executive Officer (5)
99.2              Section 302 Certification of Principal Financial Officer (5)
99.3              Section 906 Certification of Principal Executive Officer (5)
99.4              Section 906 Certification of Principal Financial Officer (5)

--------------------------------------------------------------------------------
(1) Filed herewith as an exhibit is Exhibit 2 to Oretech's Form 8-K dated February 9, 2000, and incorporated herein by reference.
(2) Filed herewith as an exhibit is Exhibit 3(i)(1) to Oretech's Form 10-KSB for the fiscal year ended June 30, 2000, and incorporated herein by reference.
(3) Filed herewith as an exhibit is Exhibit 3(i)(2) to Oretech's Form 10-KSB for the fiscal year ended June 30, 2003, and incorporated herein by reference.
(4) Filed herewith as an Exhibit is Exhibit 3 to Oretech's Form 10-SB12G Registration Statement (file number unavailable) dated July 19, 1999, and incorporated herein by reference.
(5)      Filed herewith.
(6) Filed herewith as an exhibit is Exhibit 2.5 to Oretech's Form 8-K dated September 27, 2002, and incorporated herein by reference.
(7) Filed herewith as an exhibit is Exhibit A to Oretech's Form 8-K dated April 1, 2003, and incorporated herein by reference.
(8) Filed herewith as an exhibit is Exhibit10.4 to Oretech's Form 10-KSB for the fiscal year ended June 30, 2003, and incorporated herein by reference.
(9) Filed herewith as an exhibit is Exhibit 10.1 to Oretech's Form 8-K current report dated January 7, 2004, and incorporated herein by reference.
(10) Filed herewith as an exhibit is Exhibit 10.2 to Oretech's Form 8-K current report dated January 7, 2004, and incorporated herein by reference.