Form 10QSB
period 2004-09-30
ORETECH INC
filed 2004-11-19
CIK 1090052

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2004, 33,322,700 shares of common stock, par value $.001, were issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [ ] No [X]

                                     PART I



ITEM 1.  FINANCIAL INFORMATION

ORETECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)




                                                   September 30, 2004             June 30, 2004
                                                   ------------------             -------------
CURRENT ASSETS
Cash and cash equivalents                              $     8,916                 $     1,450
                                                       -----------                 -----------
Total current assets                                         8,916                       1,450
OTHER ASSETS
Property, plant & equipment
   net of accumulated depreciation                          13,150                      11,649
 Mining property and claims                              2,129,989                   2,129,989
 Accounts receivable - related party                        11,074                         --
                                                       -----------                 -----------
Total assets                                           $ 2,163,129                 $ 2,143,088
                                                       ===========                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                    $    92,043                 $    98,914
   Notes payable - due within one year                     820,213                     758,980
   Accrued expenses                                         47,065                      33,436
   Liabilities assumed from business acquired              450,108                     452,108
   Liabilities of business transferred                     188,040                     188,040
                                                       -----------                 -----------
Total current liabilities                                1,597,469                   1,531,478
OTHER LIABILITIES
  Notes payable - due after one year                            --                      52,400
                                                       -----------                 -----------
Total liabilities                                        1,597,469                   1,583,878

STOCKHOLDERS' EQUITY
Common stock - $.001 Par Value,
  200,000,000 shares
  authorized, 33,858,783 and
  36,134,251 shares issued and
  outstanding at September 30, 2004
  and June 30, 2004, respectively                           33,859                      36,134
Additional Paid in capital                               4,360,212                   3,985,894
Deferred professional fees                                 (18,375)                    (36,750)
Deficit accumulated during the
  development stage                                     (3,810,036)                 (3,426,068)
                                                       -----------                 -----------
Total stockholders' equity (deficit)                       565,660                     559,210
                                                       -----------                 -----------
Total liabilities and stockholders' equity             $ 2,163,129                 $ 2,143,088
                                                       ===========                 ===========

   The accompanying notes are an integral part of these financial statements.

ORETECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                    From Date of
                                                                                                      Inception
                                                                                                   (June 11, 2001)
                                                                Three Months Ended                     Through
                                                    -------------------------------------------  ------------------
                                                    September 30, 2004       September 30, 2003  September 30, 2004
                                                    -------------------------------------------  ------------------
REVENUES                                                 $       --            $       --            $       --

GENERAL AND ADMINISTRATIVE EXPENSES

Compensation                                             $    130,750          $    107,000          $  1,022,650
Consulting fees                                               116,026                  --                 138,575
Other expense                                                  33,549                20,556               209,446
Professional fees                                              29,979                70,998               320,863
Board of Directors fees                                        26,250                  --                  26,250
Insurance                                                       3,224                11,094                45,283
Depreciation                                                    1,722                   143                 3,214
Amortization of deferred professional fees                     18,375                  --                 385,125
Costs to acquire Tantivy                                         --                    --               1,672,735
Impairment of goodwill and mining properties                     --                    --                 221,658
Settlement of obligation of related party                        --                    --                 225,000
                                                         ------------          ------------          ------------
Total general and administrative expenses                     359,875               209,791             4,270,799
                                                         ------------          ------------          ------------
Net loss before other income and expenses                    (359,875)             (209,791)           (4,270,799)

OTHER INCOME AND EXPENSES

(Interest expense) net of interest income                     (24,093)               (6,192)             (100,764)
Gain on restructure of debt                                      --                                       561,526
                                                         ------------          ------------          ------------
Net loss                                                 $   (383,968)         $   (215,983)         $ (3,810,037)
                                                         ============          ============          ============
Earnings (loss) per common share, basic and diluted      $      (0.01)         $      (0.01)         $      (0.14)
                                                         ============          ============          ============
Weighted average common shares outstanding                 35,467,932            26,538,381            27,305,191




   The accompanying notes are an integral part of these financial statements.

ORETECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

                                                                                                Deficit
                                                                                              Accumulated
                                                    Common Stock     Additional    Deferred      During        Total
                                                --------------------   Paid-In   Professional Development  Stockholders'
                                                  Shares     Amount    Capital       Fees        Stage        Deficit
                                                ----------- -------- ----------- ------------ ------------ -------------
Balance - June 30, 2004                         36,134,251  $36,134  $3,985,894     $(36,750) $(3,426,068)     $559,210
Shares sold in private placement                   234,300      234      97,693            -            -        97,927
Shares sold in private placement                     4,640        5       2,315            -            -         2,320
Shares sold in private placement                    10,540       11       5,259            -            -         5,270
Shares issued for services                          16,000       16       7,984            -            -         8,000
Shares for services to be performed                203,052      203     101,323            -            -       101,526
Shares issued for compensation                     314,000      314     156,686            -            -       157,000
Shares cancelled                                (3,058,000)  (3,058)      3,058            -            -             -
Deferred compensation amortization                       -        -           -       18,375            -        18,375
Net Loss - July 1, 2004 - September 30, 2004             -        -           -            -     (383,968)     (383,968)
                                                ----------- -------- ----------- ------------ ------------ -------------
Balance - Septembber 30, 2004                   33,858,783  $33,859  $4,360,212     $(18,375) $(3,810,036)     $565,660
                                                =========== ======== =========== ============ ============ =============



The accompanying notes are an integral part of these financial statements.

ORETECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                                                From
                                                                      For The             For the          Date of Inception
                                                                    Three Months       Three Months        (June 11, 2001)
                                                                       Ended               Ended               Through
                                                                 September 30, 2004  September 30, 2003   September 30, 2004
                                                                -------------------- -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $  (383,968)   $  (215,983)            $(3,810,036)
Adjustments to reconcile net loss to
  net cash flows from operating activities
Costs to acquire subsidiary                                                 --              --                1,672,735
Amortization of deferred professional fees                                18,375         55,000                 411,084
Non cash compensation                                                    157,000            --                  975,231
 (Gain) loss on restructure of debt                                         --              --                 (561,526)
Common stock issued for services                                         109,526            --                  156,338
Note issued for services                                                    --              --                   57,400
Common stock issued for settlement of
  obligation of related party                                               --              --                  225,000
Impairment of goodwill and mining properties                                --              --                  221,658
Depreciation                                                               1,722             143                  3,214
   Changes in assets and liabilities
Prepaid expenses                                                            --           (29,407)                  --
Other assets                                                             (11,074)           --                  (11,074)
Accounts payable and accrued expenses                                      4,758         120,418                140,875
                                                                     -----------     -----------            -----------
   Total adjustments                                                     280,307         151,154              3,290,935
                                                                     -----------     -----------            -----------
   Net cash flows from operating activities                             (103,661)        (64,829)              (519,101)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                 (3,223)         (6,662)              (314,696)
                                                                     -----------     -----------            -----------
   Net cash flows from investing activities                               (3,223)         (6,662)              (314,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on borrowings                                         (17,147)           --                  (68,720)
Proceeds from borrowings                                                  25,980          64,574                621,591
Proceeds from sales of common stock                                      105,517          35,000                289,842
Decrease in note receivable                                                 --           (30,423)                  --
                                                                     -----------     -----------            -----------
Net cash flows from financiang activities                                114,350          73,651                842,713
                                                                     -----------     -----------            -----------
Net increase (decrease) in cash and cash equvalents                        7,466           2,160                  8,916
Cash and cash equivalents at beginning of period                           1,450           3,306                   --
                                                                     -----------     -----------            -----------
Cash and cash equivalents at end of period                           $     8,916           5,466            $     8,916
                                                                     ===========     ===========            ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                               $     4,647            --              $    12,364

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for compensation                                 $   157,000            --              $   975,231
Reduction of liability in restructure of debt                               --              --                  561,526
Common stock issued for acquisition of mining property                      --              --                1,731,656
Common stock issued for settlement of obligation of
  related party                                                             --              --                  225,000
Note issued for acquisition of mining property                              --              --                  100,000
Common stock issued for services                                           8,000            --                  156,338
Common stock issued for services to be performed                         101,526            --                  101,526
Stock options issued for consulting services                                --           55,000                 275,000
Common stock issued for settlement of debt                                  --              --                   79,533
Common stock issued for debt guarantee                                      --              --                   73,500
Note isssued for services                                                   --              --                   57,400

The accompanying notes are an integral part of these financial statements.

ORETECH, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE A -          NATURE OF OPERATIONS
                  Oretech, Inc. ("Oretech")(formerly the Tantivy Group, Inc.), is a corporation located in Phenix City, Alabama, organized under the laws of the State of Nevada, and is in the business of processing ore and mine tailings to extract precious metals. Oretech is currently in the development stage.


Note B -          GOING CONCERN
                  Oretech is currently in the development stage with an accumulated deficit of $3,810,036 and a deficit in working capital of $1,588,553 as of September 30, 2004. The development of the new, ore and mineral processing technology being developed for Oretech has not yet been proved on a commercially feasible basis and the Company is unable to project when the technology will be available, if at all. To date, the Company has generated substantial operating losses, has experienced delays in developing its products and services and has been required to use a substantial amount of cash resources as well as issuing equity in exchange for services to fund its operations. The Company does not believe that existing cash and internally generated funds will be sufficient to fund its operations indefinitely. Accordingly, there is substantial doubt about Oretech's ability to continue as a going concern. Oretech's continued existence is dependent upon its ability to develop profitable operations and to obtain working capital. Management of Oretech believes that it has developed a strategy that will accomplish these objectives, including obtaining private financing and equity funding, which will provide the funds to enable Oretech to utilize the ore processing technology on the raw materials located at its mining claims and those to be acquired. If the Company is unable to raise additional capital and generate working capital through the use and deployment of its technology soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its business in a manner that would allow it to continue its operations. The financial statements do not include any adjustments related to the recoverability and classification of reported asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE C -          NEW ACCOUNTING STANDARDS
                  The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

                  In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer's equity, or settlement by issuing equity, previously classified as equity, as liabilities or assets in some circumstances. SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial position or operating results of the Company.

                  In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) ("FIN 46(R)"), "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 applied immediately to variable interest entities created or obtained after January 31, 2003, and applied to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46(R) did not have a significant impact on the Company's financial position or results of operations.

                  In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of SFAS 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this Statement is not permitted. Management has not determined the impact adoption of this Statement, if approved, will have on the Company's financial position or results of operations.

                  In June 2004, the FASB issued an exposure draft on "Fair Value Measurements". The proposed Statement addresses guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current Generally Accepted Accounting Principals ("GAAP"), by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to re-measure assets and liabilities. The proposed Standard would be effective for financial statements issued for fiscal years beginning after June 15, 2005. Management has not determined the impact adoption of this Statement, if approved, will have on the Company's financial position or results of operations.

                  Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

NOTE D -          BASIS OF PRESENTATION
                  The unaudited consolidated financial statements reflect the Acquisition Agreement which became effective April 1, 2003, pursuant to which Oretech Corp., a Nevada corporation, became a wholly owned subsidiary of the The Tantivy Group, Inc. ("Tantivy"). The business combination was accounted for as a reverse acquisition of Tantivy and a recapitalization of Oretech Corp. Subsequent to the reverse acquisition transaction, Tantivy amended its Articles of Incorporation to change its name to Oretech Inc. Oretech Corp is a wholly owned subsidiary of Oretech, Inc.

                  The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to quarterly reports on Form 10-QSB and item 310 of Regulation SB . Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at June 30, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  The financial information reflects all adjustments (consisting of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 2004.

                  In accordance with management's oversight of the Company's operations, the Company conducts its business in one industry segment - the processing of ore and mine tailings to extract precious metals.

                  Certain amounts in 2003 have been reclassified to conform to 2004 presentation for comparability. These reclassifications have no effect on previously reported stockholders' equity or net loss.

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

NOTE E -          PRINCIPLES OF CONSOLIDATION
                  The accompanying consolidated financial statements include the accounts of Oretech, Inc. and its wholly owned subsidiaries (collectively referred to as "Oretech"). All intercompany balances and transactions have been eliminated in consolidation.

NOTE F -          RELATED PARTIES
                  Oretech has an exclusive license from PTI Ventures, LLC ("PTI") to commercialize a new, ore and minerals processing and environmental remediation technology, utilizing a proprietary high temperature technique for extraction of precious and strategic metals from various ore tailings, dump piles and other industrial feedstock sources. Terms of the agreement require Oretech to pay a licensing fee in the amount of $2,000,000 per processing system in exchange for the exclusive rights to the processing technology plus a royalty fee equal to 15% of net revenue generated under the process. PTI is a privately held Georgia limited liability company. The managing member of PTI is Stephen Shehane, the Deputy Chairman of the Oretech Board of Directors. Oretech provides office and production space to PTI at no charge.

                  PTI has not yet completed testing and has not delivered a unit capable of processing 2,000 lbs of ore per hour. Oretech is currently negotiating a Technology Assignment Agreement with Stephen Shehane whereby Shehane would assign the precious metals extraction technology directly to Oretech in return for Oretech assuming all liabilities of PTI incurred in development of the Technology.

                  During the three months ended September 30, 2004 Oretech purchased certain items for PTI's processing system to be delivered to Oretech. Such purchases totaled $11,074 and Oretech has recognized as a receivable from PTI for this same amount.

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

NOTE G -          ACQUISITION
                  On December 31, 2003, Oretech completed an asset purchase agreement with an unrelated entity to acquire mining claims, located in Colorado. Historically the mines yielded silver, lead, gold, zinc, and other strategic and precious metals. Oretech has been performing tests on tailing samples and dump site samples from the mining properties for over one year, which indicate commercial production viability of the ore. The consideration paid for these two mining properties, including closing costs, consisted of $300,000 in cash, the assumption of a promissory note in the amount of $100,000 due on March 31, 2004 plus the issuance of 1,175,000 shares of common stock and 293,750 warrants to purchase Oretech common stock at an exercise price of $1.00 per share. The warrants are exercisable for three years. The $300,000 in cash was borrowed from a bank with the guarantees of Oretech's Deputy Chairman,
                  H. Stephen Shehane, and another non-affiliated individual, each of whom received 10,500 shares of Oretech common stock for signing the guarantee. The fair value of the stock and warrants issued were determined to be $1,731,656 based on a discount from trading prices due to the restricted nature of the stock and the large amount of stock issued relative to the trading volume.

                  In addition, Oretech can be required to acquire additional mining properties, subject to being able to acquire clear title. If the seller is able to acquire clear title to the properties, then Oretech will pay up to $18,750 in cash, 75,000 shares of common stock and 18,750 warrants.

NOTE H -          TRANSFER OF SUBSIDIARIES
                  Effective October 2003, Oretech entered into an agreement to sell 95% of the stock of its subsidiaries, Online Television Network Services, Inc., Tantivy Entertainment, Inc., Tantivy Technologies, Inc., and Tantivy Sciences, Inc. The purchase price consisted of the assumption of debt by the buyer, a member of management of the former Tantivy Group Inc. The total amount of debt assumed by the buyer was $188,040 . Because the buyer is a thinly capitalized entity without any other source of revenues, Oretech has not recognized the reduction of liabilities on its books. The liabilities assumed are shown on the balance sheet as Liabilities of Business Transferred. When the liabilities are paid, settled or otherwise resolved by the buyer, Oretech will recognize a gain on sale of the businesses transferred.

Note I -          NOTES PAYABLE
                  Notes payable at September 30, 2004 consisted of:

                    a. $83,632 note payable (original amount of $100,000) to an individual. Note is payable in monthly payments of $3,691, including interest at 12% per annum, through April 2006. The note is convertible into common stock of Oretech at the option of the holder. The number of shares the note holder would received is equal to the amount of outstanding debt divided by eighty percent (80%) of the price of the Oretech stock at the date of conversion. A single payment in the amount of $500 was made during the three months ended September 30, 2004.

                    b. $67,000 note payable to third parties bearing interest at 6.5%. Interest is payable quarterly until maturity in June 2005. Principal is due at maturity. The note is convertible into common stock of Oretech at a price of one share for each $4.00 of principal and accrued interest at the option of the holder. No interest payments were made during the three months ended September 31, 2004.

                    c. $10,000 note payable to a shareholder with interest at a rate of 6.5% per annum. The note is due on demand. No interest or principal payments were made during the three months ended September 31, 2004.

                    d. $52,400 payable to a third party bearing interest at 6.5% per annum. Interest is payable quarterly and the principal is payable at maturity on September 1, 2005. The note is convertible by the holder, to common stock of Oretech at a conversion price of one share for each $2.50 of principal and accrued interest. No interest or principal payments were made during the three months ended September 31, 2004.

                    e. $349,750 due to a bank with interest payable monthly at a rate of 1.5% above prime with a floor of 5.5%. Principal is due at maturity on December 30, 2004. The note is guaranteed by the deputy chairman of the board and another individual. All required interest payments were made during the three months ended September 31, 2004.

                    f. $137,079 payable to the Deputy Chairman of the Board bearing interest 6.5% per annum. This note is due on demand. No interest or principal payments were made during the three months ended September 31, 2004.

                    g. $90,353 payable assumed in the mining properties acquisition, collateralized by the mining properties. Principal of $63,000 was due on March 31, 2004, of which only $5,000 was paid, therefore the loan is currently in default. Interest accrues at $1,065 per month on this portion of the note. No interest payments have been made subsequent to April 2004. The remaining $37,000 accrues interest at 10% per annum and is payable in monthly installments of $1,000 commencing May 1, 2004, until paid in full. A single payment in the amount of $10,000.00 was made during the three months ended September 30, 2004, of which $5,353 and $4,647 was attributed to interest and principal, respectively.

                    h. $30,000 payable on January 31, 2005, to the Chairman, CEO and President, the Chief Financial Officer and a Director. Interest accrues at .5% above prime (4.5% per annum at June 30, 2004), and is payable at maturity. No interest or principal payments were made during the three months ended September 31, 2004.

NOTE J -          EQUITY
                  In March of 2004, Oretech initiated a private placement offering to sell a maximum of 5,000,000 shares of its common stock at a subscription price of $.50 per share. The minimum purchase was 10,000 shares, or $5,000. The offering was expected to close on June 30, 2004, but has been extended indefinitely. Oretech will continue to solicit investments from accredited investors in accordance to this private placement on an ongoing basis. During the year ended June 30, 2004 and the three months ended September 30, 2004, Oretech issued 151,650 and 249,480 shares for aggregate consideration of $183,825 and $105,517, respectively. Shares were issued for amounts ranging from $0.30 to $0.50.

                  During the three months ended September 30, 2004, Oretech issued 16,000 shares of restricted common stock to its legal counsel for services performed during the period. The fair value of the shares issued was $8,000.

                  On September 30, 2004, Oretech issued 203,052 shares of restricted common stock to an unrelated third party that will be performing consulting services for Oretech. The fair value was determined to be $ 101,526 based on other cash sales under the private placement offering which was expensed on the Company's Statement of Operations.

                  During the Three months ended September 30, 2004, defendants in a lawsuit against Oretech's former Chairman and Chief Executive Officer, Stephen D. Cummins, and several other individuals and entities, have returned and the Company has cancelled 3,058,000 shares of the Company's common stock. In addition, there are an additional 2,933,000 shares that are to be returned in conjunction with this lawsuit and on August 5, 2004, Oretech obtained a default judgment for the surrender of these additional shares. As of the date of this report the Company had not received these additional shares.

                  Oretech initiated a private placement offering for accredited investors during September 2003. Oretech offered a maximum of 1,000,000 private placement units at a cost of $5.00 per unit. Each unit is comprised of two shares of Oretech common stock, one Class A warrant with an exercise price of $1.75, and one Class B warrant with and exercise price of $2.00. The minimum purchase is 2,000 units or $10,000. The warrants expire one year from the date of purchase of the unit(s). This offering was closed effective March 1, 2004.

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

NOTE K -          DEFERRED PROFESSIONAL FEES
                  Deferred professional fees are $18,375 at September 30, 2004. This represents the unamortized portion of the fair value of 21,000 shares of stock issued for a guarantee of the Company. The total value of the shares issued of $73,500 is being amortized over 12 months starting January 1, 2004. The total amortization incurred in the Three months ended September 30, 2004 was $18,375.

NOTE L -          IMPAIRMENT OF ASSETS
                  In December 2003, management reviewed the September 27, 2002 acquisition of the 13 mining claims in Hayfork, California from Pacific Rocky Mountain, Inc. and determined that Oretech did not have clear title to the properties for the reason that Pacific Rocky Mountain, Inc. did not own the properties and/or failed to deliver clear title to same. Therefore, the carrying amount of the investment in the 13 mining claims in Hayfork, California would not be recoverable. The carrying value of $121,658 was written off. In addition, management determined that they would write off a related payable of $100,000 for the Hayfork mineral claims. The $200,000 in goodwill booked in connection with the Pacific Rocky Mountain, Inc. transaction was written off, as well.

NOTE M -          COMMITMENTS AND CONTINGENCIES
                  On May 20, 2004 Oretech filed a lawsuit against its former Chairman and Chief Executive Officer, Stephen D. Cummins, and several other individuals and entities. The lawsuit seeks to recover damages and equitable relief against the defendants, including the return and cancellation of a substantial number of shares of Oretech common stock, which had been inappropriately issued on the direction of Mr. Cummins. Subsequent to the filing of this lawsuit, the defendants have returned 3,058,000 shares.

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

                  On June 24, 2004, the Internal Revenue Service filed a federal tax lien against Oretech in the amount of $220,937.94. The lien relates back to unpaid payroll taxes for the 2000 and 2001 calendar years. None of the current management team members were officers or directors of Oretech during 2000 or 2001. As of June 30, 2004 Oretech has a liability, included in liabilities of businesses acquired, of approximately $280,000 for payroll tax liabilities and approximately $53,000 in interest and penalties assumed in the Tantivy merger. In addition, Oretech recorded interest expense of approximately $4,500 for the three months ended September 30, 2004 on the outstanding debt to the IRS.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. When used in this Form 10-QSB, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions are included to identify forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors Affecting Operating Results" and elsewhere in this Form 10-QSB.

         Overview
         --------
Oretech is currently in the development stage with an accumulated deficit of $3,810,036 and a deficit in working capital of $1,588,553 as of September 30, 2004. The development of the new, ore and mineral processing technology being developed for Oretech has not yet been proved on a commercially feasible basis and the Company is unable to project when the technology will be available, if at all. To date, the Company has generated substantial operating losses, has experienced delays in developing its products and services and has been required to use a substantial amount of cash resources as well as issuing equity in exchange for services to fund its operations.
The Company does not believe that existing cash and internally generated funds will be sufficient to fund its operations indefinitely. Accordingly, there is substantial doubt about Oretech's ability to continue as a going concern. Oretech's continued existence is dependent upon its ability to develop profitable operations and to obtain working capital. Management of Oretech believes that it has developed a strategy that will accomplish these objectives, including obtaining private financing and equity funding, which will provide the funds to enable Oretech to utilize the ore processing technology on the raw materials located at its mining claims and those to be acquired. If the Company is unable to raise additional capital and generate working capital through the use and deployment of its technology soon, it will be forced to consider alternatives for winding down its business, which may include filing for bankruptcy protection. To maintain the minimal resources necessary to support its current operations, the Company does not believe that substantial additional reductions in its operating expenses are feasible. No assurances can be given that the Company will be able to raise additional capital or generate working capital from its business in a manner that would allow it to continue its operations.

Oretech management intends to continue the pursuit of several complementary goals which should enhance our ability to achieve success. Our goal is to achieve consistent performance from this machine, while at the same time maximizing the amount of precious metal extracted from various head ore, dumps or tailings processed. This is a very aggressive goal given the continuing delays experienced as we struggle with a very challenging learning curve which is common in the development of any new technology. To achieve our goals our machine must begin to function in a manner closer to meeting our expectations. Time is of the essence.

PTI has not yet completed testing and has not delivered a unit capable of processing 2,000 pounds of ore per hour. Oretech is currently negotiating a Technology Assignment Agreement with Stephen Shehane whereby Shehane would assign the precious metals Extraction technology directly to Oretech in return for Oretech assuming all liabilities of PTI incurred in development of the Technology.

The power supply and cooling system which support this unit can accommodate at least one additional unit; however, our confined space limits further expansion beyond an additional unit. A new facility will be required to accommodate any expansion beyond this additional unit.

A complementary goal which also maintains management's focus is the development and exploitation of the substantial inventory of above ground feedstock acquired through the acquisition of the mining properties in Colorado from Frontier Development, LLC. The Silver Plume claim group is comprised of approximately 105 owned claims, 17 partially owned claims and approximately 334 acres of land. The Pittsburg Mine is located on the north side of the lower Russell Gulch near Central City, Colorado. Oretech is currently considering several different methods of concentration to ship only concentrated ores for processing at its Alabama facility.

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

RESULTS OF OPERATIONS

Revenues and Cost of Sales
--------------------------

Oretech has generated no revenues from inception and through the fiscal year ended September 30, 2004 and therefore Oretech is in the development stage. Activities since inception have consisted solely of financial planning, establishing sources of production and supply, developing markets and raising capital.

Cost of Goods Sold
------------------

Cost of Goods Sold from inception and through the fiscal year ended September 30, 2004 totaled $0 because the Company is in the Development stage and has not yet started production.

Operating Expenses
------------------

Oretech incurred compensation of $130,750 primarily to officers which were paid by issuance of 314,000 shares of common stock for the period ended September 30, 2004. Compensation of $107,000 incurred in 2003 was to officers and paid by issuing 214,000 shares of common stock in 2004.

Consulting fees, consisting primarily of $101,527 representing fair market value of 203,052 shares of common stock issued to a firm to assist with public relations, were $116,026 for the period ended September 30, 2004

Other expenses for the period ended September 30, 2004 totaled $33,549 and consisted primarily of rent, utilities, and bank fees. Other expenses for the period ended September 30, 2003 were $20,566.

Professional Fees for the period ended September 30, 2004 totaled $29,979, which consisted primarily of legal, accounting and stock transfer fees. Professional fees for the period ended September 30, 2003 totaled $70,998.

Oretech incurred Board of Director fees of $26,250 which were paid by issuance of 52,500 shares of common stock for the period ended September 30, 2004.

All remaining expenses, including insurance, depreciation and amortization for the period ended September 30, 2004 totaled $23,321. These same expenses totaled $11,237 for the period ended September 30, 2003.

Liquidity and Capital Resources
-------------------------------

The Company has minimal cash resources and no revenues. However, the Company is pursuing various debt and equity financing sources and is hopeful that it can obtain the funds necessary to continue and expand its operations. There is no assurance that the Company will be successful in any such efforts or that proceeds from capital raising transactions will be sufficient to meet its anticipated working capital and capital expenditure requirements until it begins its operations. If adequate funds are not available on acceptable terms and soon, the Company's business, results of operations, and financial condition would be materially adversely affected.

As of September 30, 2004, the Company had raised $289,340 through private placement issuances of 401,130 shares of restricted stock and 54,000 warrants. The Company has used these funds for administrative expenses, as well as the purchase of property and equipment. The Company has also borrowed funds from shareholders and employees. At this time, our cash flow is entirely dependent upon the sale of restricted stock and funds loaned by shareholders and employees.

Income Taxes
------------

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. Deferred income tax assets arising from any loss carry forwards have been fully reserved as of September 30, 2004.

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

                           PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

Not applicable.


ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended September 30, 2004, Oretech sold approximately $105,519 for 249,480 shares of its $.001 par value common stock in transactions exempt from registration pursuant to Section 4(2), Regulation D and Regulation S.

In addition, during the same period, Oretech issued $266,528 in shares of its common stock in exchange for salaries, director and committee fees and consulting fees.

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

                                      ORETECH, INC.

                                      /s/ Jay W. Hobson
                                      ------------------------------------------
Date: November 18, 2004                   Jay W. Hobson
                                      Vice President and Chief Financial Officer
                                      and Principal Accounting Officer